Form 10-Q
period 2013-09-30
Reef Oil & Gas Drilling & Income Fund, L.P.
filed 2013-11-14
CIK 1514993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-172846

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	32-0388630 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas (Address of principal executive offices)	75080-3610 (Zip code)

(972)-437-6792

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of September 30, 2013 the registrant had no units of general partner interest and no units of limited partner interest outstanding.

Reef Oil & Gas Drilling and Income Fund, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)

Assets

Total assets	$—	$—

Liabilities and partnership equity

Total liabilities	—	—

Partnership equity:
General partners	—	—
Limited partners	—	—
Managing general partner	—	—
Partnership equity	—

Total liabilities and partnership equity	$—	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2013

1. Organization and Basis of Presentation

Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) is a Texas limited partnership formed on September 6, 2012 (date of inception) to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken formation in North Dakota.  The purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas.  Between September 6, 2012 (date of inception) and September 30, 2013, the Partnership did not raise any capital from investors or conduct any business.  At September 30, 2013, the Partnership has no net worth, does not own any oil and gas properties, and has not conducted any operations. Therefore, no statements of operations or statements of cash flows are presented. Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.

On September 4, 2013, the Securities and Exchange Commission (“SEC”) declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering pursuant to which the Partnership has begun the registration process in the states where it intends to solicit potential investors.  The Partnership intends to sell up to 2,250 units of partner interest at a price of $100,000 per unit, for a maximum amount of $225,000,000.   The Partnership is offering a maximum 1,912.25 units of general partner interest ($191,250,000) and a maximum 337.75 units of limited partner interest (33,750,000). As of September 30, 2013, the Partnership had not sold any units.  As managing general partner, Reef will obtain a 1% interest in the Partnership by contributing 1% of the total net capital of the Partnership after payment of all organization and offering costs. In addition, Reef will purchase a minimum of 1% of the units issued by the Partnership. The proceeds from the offering will be used to cover organization and offering costs, including sales commissions, and for lease acquisition costs, intangible drilling and development costs, and well completion costs.

The condensed financial statements of the Partnership as of September 30, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  No transactions or adjustments were necessary in order to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”).  Please read the unaudited condensed financial statements and notes to the unaudited condensed financial statements together with the Partnership’s prospectus dated September 17, 2013.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for contributions made by the managing general partner and its affiliates, which are net of the 15% cost. Partnership organization costs will be expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units, and will be recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities will be capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, will be based on the unit-of-production method using estimated proved reserves, as determined by independent petroleum engineers.  Proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership will perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss will be recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership will not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. The Partnership held no oil and gas properties at December 31, 2012 and September 30, 2013.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves will be prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

Reserves and their relation to estimated future net cash flows will impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing net income. A decline in estimated proved reserves and future cash flows also reduces the capitalized cost ceiling and may result in increased impairment expense.

Restoration, Removal, and Environmental Liabilities

Upon the acquisition, drilling, or development of oil and gas properties, the Partnership will be subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit will be expensed.

Liabilities for expenditures of a non-capital nature will be recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

The Partnership expects to recognize an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership will estimate a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.  During the period from inception (September 6, 2012) to December 31, 2012, and the three and nine month periods ended September 30, 2013, the Partnership had no crude oil and natural gas production.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this guidance, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense.

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2012 and September 30, 2013.

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Partnership has no items of comprehensive income or net income for the period from inception (September 6, 2012 to December 31, 2012 or the three and nine month periods ended September 30, 2013.

3. Transactions with Affiliates

Reef will receive an 11% interest in the Partnership. Reef will obtain a 1% interest in the Partnership by contributing 1% of the total net capital of the Partnership after payment of all organization and offering costs; the additional 10% is “carried” by the Investor Partners and for which Reef will pay no related expenses.  In addition, Reef will purchase a minimum of 1% of the units issued by the Partnership.

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. The Partnership incurred no technical or administrative services costs during the period from inception (September 6, 2012) to December 31, 2012 and the three and nine month periods ended September 30, 2013.

RELP will process joint interest billings and revenue payments on behalf of the Partnership. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Reef and its affiliates may enter into other transactions with the Partnership for services, supplies and equipment, and will be entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies and equipment.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

The offering period for units of Partnership interest began on September 17, 2013 and terminates on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date.  As of September 30, 2013, no units had been sold. Proceeds received will be placed into an interest bearing escrow account until the Partnership reaches the minimum subscription level of 10 units. If the minimum subscription proceeds are not received prior to the termination date, subscription proceeds will be refunded with interest and without deduction for any fees. Reef will contribute 1% of the total net capital of the Partnership after payment of all organization and offering costs.  In addition, Reef will purchase at least 1% of the units issued by the Partnership.

All units except those purchased by Reef or Reef affiliates will pay a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions.

All additional general partner interests in the Partnership will be converted into limited partner interests on a one-to-one basis as soon as practicable after the end of the year in which drilling by the Partnership has been substantially completed.

Reef will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

6. Subsequent Events

Subsequent to September 30, 2013, the Partnership has raised $380,000 from the sale of 1 unit of  general partner interest and 2.8 units of limited partner interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed financial statements and the related notes thereto set forth in this Quarterly Report.  Please also refer to our prospectus dated September 17, 2013 for further details regarding the matters discussed below.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

•                                     statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                     statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                     any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                     any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s prospectus dated September 17, 2013. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

The Partnership is a Texas limited partnership formed on September 6, 2012 to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken formation in North Dakota.  The purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas.  At September 30, 2013, the Partnership has no net worth, does not own any oil and gas properties, and has not conducted any operations. Reef is the managing general partner of the Partnership.

RELP is evaluating potential acquisition opportunities of oil and gas properties for this Partnership, with a geographic focus primarily on the Bakken area in North Dakota. The Bakken area of North Dakota became a major oil producing area after 2005, although the Bakken formation was discovered in the 1950’s.  The Partnership may acquire drilling or production opportunities in other areas within the United States if RELP’s evaluations conclude that such opportunities are superior to the opportunities evaluated in the Bakken area. RELP’s primary areas of focus outside the Bakken area of North Dakota include the Permian Basin, the Mid-Continent Region and the Granite Wash.

On October 11, 2013, the Partnership received an option ( “Option #1”) from an affiliate of Reef (the “Interest Owner”) to purchase an interest (the “Interest”) in an oil and gas property (the “Property”) located in McKenzie County, North Dakota.  The Property is part of a drilling unit (the “Unit”) containing 1,120 gross acres in the Bakken formation and 1,280 gross acres in the Three Forks formation.

The Interest represented by Option #1 consists of a 45% interest in an oil and gas lease covering 28 net acres in the Unit (12.6 net acres to the Interest).  The lease represents a 1.125% working interest in two Bakken wells and a 0.984375% working interest in four Three Forks wells.  Three of the Three Forks wells and both of the Bakken wells have been drilled in the Unit to total depth and are awaiting completion and the fourth Three Forks well has commenced drilling.

Pursuant to the terms of the original Option #1, the Partnership was entitled to acquire the Interest by giving notice of exercise at any time prior to November 15, 2013, which date may be extended at the sole discretion of the Interest Owner. On November 12, 2013, the Interest Owner extended the date for the exercise of Option #1 to December 15, 2013.  If the Partnership exercises Option #1 to acquire the Interest prior to the expiration of Option #1, the Partnership must pay approximately $27,000 to the Interest Owner to reimburse it for actual costs incurred to acquire the lease.  In addition, the Partnership must pay its share of the total costs to acquire the lease and to drill and complete the six wells in the Unit, which is estimated to be approximately $675,000 in the aggregate, payable upon billing by the operator in connection with the drilling and completion of the wells in 2013 and early 2014.

On November 12, 2013, the Partnership received an option (“Option #2”) from Interest Owner to purchase an oil and gas lease (the “Federal Lease”) in an oil and gas property (the “Federal Property”) located in McKenzie County, North Dakota.  The Federal Property is part of a drilling unit (the “Second Unit”) containing approximately 1,280 gross acres.

The Federal Lease represented by Option #2 consists of a 100% interest in a Federal oil and gas lease covering approximately 18.3 net acres in the Second Unit.  The Federal Lease represents an approximate 1.4% working interest in six Bakken and Three Forks wells proposed to be drilled by the operator.  None of the wells have commenced drilling.

Pursuant to the terms of Option #2, the Partnership is entitled to acquire the Federal Lease by giving notice of exercise at any time prior to 5:00 p.m. on December 15, 2013, which date may be extended at the sole discretion of the Interest Owner.  If the Partnership exercises Option #2, the Partnership must pay approximately $240,000 to the Interest Owner to reimburse it for actual costs incurred to acquire the Federal Lease.  In addition, the Partnership must pay its share of the total costs to acquire the lease and to drill and complete the six wells in the Second Unit, which is estimated to be approximately $840,000 in the aggregate, payable upon billing by the operator in connection with the drilling and completion of the wells in 2013 and early 2014.

Liquidity and Capital Resources

The Partnership intends to sell up to 2,250 units of partner interest at a price of $100,000 per unit, for a maximum amount of $225,000,000.  The minimum subscription amount is $10,000. The Partnership is offering a maximum 1,912.25 units of additional general partner interest ($191,250,000) and a maximum 337.75 units of limited partner interest (33,750,000).   As of September 30, 2013 no units had been sold.  As managing general partner, Reef will obtain a 1% interest in the Partnership by contributing 1% of the total net capital of the Partnership after payment of all organization and offering costs. In addition, Reef will purchase at least 1% of the units issued by the Partnership. The proceeds from the offering will be used to cover organization and offering costs, including sales commissions, and for lease acquisition costs, intangible drilling and development costs, and well completion costs. The Partnership will not operate in any other industry segment, and intends to operate solely in the United States.

The Partnership will depend on the proceeds of the offering to carry out its proposed activities.  Should the actual costs of the Partnership’s proposed acquisition and drilling activities exceed total Partnership capital contributions due to unforeseen events or opportunities, additional funds may be required to uphold the Partnership’s obligations.  Additional funds may be obtained through either the use of Partnership revenues, which will result in reduced distributions to the partners, by the sale of Partnership properties or production interests in partnership properties, or by borrowings made by the Partnership. In no event will the Partnership’s borrowings exceed 25% of the Partnership’s capital contributions without the consent of the partners. The Partnership may borrow money from banks or other financial sources up to a maximum of 25% of Partnership capital contributions without investor partner consent in order to conduct its operations. Any borrowings in excess of 25% of Partnership capital contributions must be approved by the investor partners.

Results of Operations

The Partnership has not conducted any operations during the period from inception to September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as such term is defined in n Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as previously disclosed in our prospectus dated September 17, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 12, 2013, the Interest Owner extended the date for the exercise of the option described in the Partnership’s Form 8-K filed on October 11, 2013 from November 15, 2013 to December 15, 2013.

On November 12, 2013, the Partnership received Option #2 from Interest Owner to purchase the Federal Lease in the Federal Property located in McKenzie County, North Dakota.  The Federal Property is part of a Second Unit containing approximately 1,280 gross acres.

The Federal Lease represented by Option #2 consists of a 100% interest in a Federal oil and gas lease covering approximately 18.3 net acres in the Second Unit.  The Federal Lease represents an approximate 1.4% working interest in six Bakken and Three Forks wells proposed to be drilled by the operator.  None of the wells have commenced drilling.

Pursuant to the terms of Option #2, the Partnership is entitled to acquire the Federal Lease by giving notice of exercise at any time prior to 5:00 p.m. on December 15, 2013, which date may be extended at the sole discretion of the Interest Owner.  If the Partnership exercises Option #2, the Partnership must pay approximately $240,000 to the Interest Owner to reimburse it for actual costs incurred to acquire the Federal Lease.  In addition, the Partnership must pay its share of the total costs to acquire the lease and to drill and complete the six wells in the Second Unit, which is estimated to be approximately $840,000 in the aggregate, payable upon billing by the operator in connection with the drilling and completion of the wells in 2013 and early 2014.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

	By:	Reef Oil & Gas Partners, L.P.
its Managing Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 14, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document