Form 10-K
period 2013-12-31
Reef Oil & Gas Drilling & Income Fund, L.P.
filed 2014-03-31
CIK 1514993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

COMMISSION FILE NUMBER 333-172846

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

(Exact name of registrant as specified in its charter)

Texas	32-0388630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972) 437-6792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

General and Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of February 28, 2014, the registrant had 32.2500 units of general partner interest outstanding, 0.4957 units of general partner interest held by the managing general partner, and 16.8200 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Glossary of Oil and Gas Terms

Glossary of Oil and Gas Terms

The following is a description of the meaning of some of the oil and gas terms used throughout this Annual Report on Form 10-K for the period ended December 31, 2013 (the “Annual Report”):

Bbl:  One stock tank barrel, or 42 U.S gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

BOE:  Barrels of oil equivalent, with six thousand cubic feet (6 MCF) of natural gas being equivalent to one barrel of crude oil.

Btu:  One British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

Developmental well:  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Exploratory well:  A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir beyond its known horizon.

Horizontal drilling:  A drilling technique used in certain formations whereby a well is drilled vertically to a certain depth and then drilled at an angle greater than 70 degrees from vertical for a specified interval.

Hydraulic fracturing:  The process of creating and preserving a fracture or system of fractures in a reservoir rock, typically by injecting water, sand or chemicals under pressure through a wellbore and into the targeted formation.

Lease:  Full or partial interest in (a) undeveloped oil and gas leases; (b) oil and gas mineral rights; (c) licenses; (d) concessions; (e) contracts; (f) fee rights; or (g) other rights authorizing the owner thereof to drill for, reduce to possession and produce crude oil and natural gas.

Mcf:  One thousand cubic feet, used in reference to natural gas.

Organization and offering costs:  All costs of organizing and selling the offering including, but not limited to, total underwriting and brokerage discounts and commissions, expenses for printing, engraving, mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries, engineers and other experts, expenses of qualification of the sale of securities under federal and state law, including taxes and fees and accountants’ and attorneys’ fees and other front-end costs.

Net revenue interest:  An owner’s interest in the revenues from a productive well after deducting proceeds allocated to royalty and overriding interests.

Prospect:  A specific geographic area which, based upon supporting geological, geophysical, or other data and also preliminary analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved oil and gas reserves:  The estimated quantities of crude oil, natural gas, and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations (i.e. prices, costs, and government regulations as of the date the estimate is made). Depending on their status of development, proved reserves may be classified as either (1) Proved Developed Reserves or (20) Proved Undeveloped Reserves.

Proved developed oil and gas reserves: Reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This classification includes:

(1)         Proved Developed Producing Reserves: Proved developed reserves which are expected to be produced from existing completion intervals now open for production in existing wells

(2)         Proved Developed Non-Producing Reserves: Proved developed reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through those wells in a predictable future time, where the required completion or re-completion work prior to the start of oil and gas production is relatively small compared to the cost of a new well.

Proved undeveloped reserves:  The proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units which are virtually certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Undeveloped acreage:  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, and natural gas, and natural gas liquids regardless of whether such acreage contains estimated proved reserves.

Working interest: The operating interest that gives the owner the right to drill, produce, and conduct operating activities on an oil and gas property and receive a share of production, and requires the owner to pay a share of the costs of drilling and production operations.

PART I

ITEM 1.                                                    BUSINESS

Introduction

Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) is a limited partnership formed under the laws of Texas on September 6, 2012 (“date of inception”). The Partnership was formed to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken area in North Dakota. The primary purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas. Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.  Terms used in this Annual Report such as “we,” “us” or “our” refer to Reef.

On September 4, 2013, the Securities and Exchange Commission (“SEC”) declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering, pursuant to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. The Partnership intends to sell up to 2,250 units of partner interest at a price of $100,000 per unit, for a maximum offering amount of $225,000,000. The Partnership is offering a maximum 1,912.25 units of general partner interest ($191,250,000) and a maximum 337.75 units of limited partner interest ($33,750,000).  Between the date of inception and September 16, 2013, the date of the Partnership’s prospectus, the Partnership did not raise any capital from investors or conduct any business. Therefore, at December 31, 2012, the Partnership had no assets, liabilities, or net worth. The offering of Partnership units commenced September 16, 2013, and the first sale of units occurred during October 2013. As managing general partner, Reef will receive a 10% general partner interest in the Partnership as compensation for forming the Partnership, and will acquire a 1% general partner interest in the Partnership as a result of contributing 1% of the net capital of the Partnership after payment of all organization and operating costs. In addition, Reef will purchase a minimum of 1% of the units issued by the Partnership. The net proceeds from the offering will be used for lease and property acquisition costs, intangible drilling and development costs, and well completion costs. The offering period commenced on September 16, 2013 and terminates on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date.

The Partnership will focus on finding developmental well drilling opportunities, and upon the acquisition of producing properties, if any, associated with developmental drilling opportunities, although the Partnership may drill or participate in the drilling of exploratory wells.  On undeveloped acreage or partially developed oil and gas properties, the Partnership plans to participate in the drilling of wells in order to fully develop the oil and gas reserves located on the property. The Partnership has not pre-selected any properties for purchase.  During the fourth quarter of 2013, the Partnership purchased interests in two oil and gas leases. One of the leases is undeveloped but contains seven drilling locations, and the other lease contains one existing well and six undrilled locations. The Partnership did not acquire any interest in the existing well. Drilling operations are expected to begin during 2014 on the undeveloped lease, and began during 2013 on all six undrilled locations located on the second lease.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, depends upon many factors, including:

•                                          Reef’s ability to select prospects and properties for purchase;

•                                          the drilling and completion of wells in an economical manner;

•                                          the successful management of prospects;

•                                          the level of oil and natural gas prices in the future;

•                                          the degree of governmental regulation over the production and sale of oil and natural gas;

•                                          the future economic conditions in the United States and throughout the world; and

•                                          changes in the Internal Revenue Code (the Code).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives. In addition, distributions to partners will decrease over time due to the fact that oil and gas wells are depleting assets, and production rates will decline over the life of a well. Distribution levels are also highly dependent upon future oil and gas prices.

Other Reef managed partnerships and other Reef affiliates may also own working interests in some of the properties owned by this Partnership. In instances where the percentage ownership of the Partnership and other Reef affiliates in a property is large enough, Reef Exploration, L.P., an affiliate of Reef (“RELP”), will serve as the property’s operator. Where the combined interest is not large enough for the property to be operated by RELP, the property will be operated by an unaffiliated third party. Unaffiliated third parties operate all of the wells located on the two leases purchased by the Partnership during the fourth quarter of 2013.

In this Annual Report we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Acquisition and Drilling of Properties and Prospects

The Partnership has not pre-selected any properties. RELP has a staff of geologists, petroleum engineers, and landmen who review acquisition opportunities on behalf of the Partnership. In certain cases other technical consultants are retained by RELP to assist in this evaluation. Data reviewed may include well logs, production records from other area wells, seismic, geological and geophysical information, and such other information available and considered useful. All prospective acquisitions are evaluated primarily on the basis of their oil and gas producing potential, the predictability of drilling and completion costs, and their access to readily available pipeline hookups, among other criteria.

As of December 31, 2013, the Partnership has purchased interests in two oil and gas properties in McKenzie County, North Dakota. These purchased property interests are described in more detail in ITEM 2 — Properties.

Reef intends to spread the risk of oil and gas well drilling and ownership of working interests in oil and gas leases and properties by purchasing working interests in multiple leases and properties, and by acquiring minority working interests in leases and properties with other major and independent oil and gas companies as operators and partners. However, the actual number, identity, and percentage working interest in leases and wells acquired by the Partnership will depend upon the amount of capital raised by the Partnership. As Partnership size increases, the Partnership achieves greater diversification and lesser risk through its ability to acquire interests in and drill a greater number of wells.

Although the Partnership is not prohibited from participating in the drilling of exploratory wells, the Partnership will focus primarily on the acquisition of producing properties with associated developmental drilling opportunities, and upon the acquisition of leases with developmental drilling locations.

The Partnership will acquire a share of the working interest in the leases and properties purchased. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquires less than 100% of the working interest, costs are reduced proportionately. The Partnership Agreement prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all properties purchased by the Partnership.

Upon the termination of the Partnership offering period, Reef estimates that it will take up to 24 months until Partnership capital raised is expended or committed to projects.

Drilling and Completion Phase of Operations

Reef expects that the Partnership will primarily own minority working interests in acquired properties, and that unaffiliated third parties will drill and operate the wells located on most Partnership acquired properties. In such cases, the Partnership will enter into an operating agreement with the unaffiliated third party operator engaged to conduct the drilling and operations on the Partnership property. Reef monitors the operator’s performance and activity, represents the Partnership in decision making with regard to all interests owned by the Partnership, and otherwise represents the Partnership with regard to the activities of the Partnership.

The Partnership normally pays drilling and completion costs to the operator of a property as incurred and based upon invoices received from the operator. The Partnership may make advance payments to third party operators where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with drilling operations. The operator’s duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the well is located. After drilling, the operator will complete each well deemed by it to be capable of production of crude oil or natural gas in commercial quantities.

Should RELP serve as operator of any wells owned by the Partnership, drilling operations will be contracted to an independent third party, and the costs of the well to the Partnership will be determined by the actual third party costs, plus RELP’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located. Under no circumstances will RELP, Reef, or any other Reef affiliate act as contractor or sub-contractor in connection with the drilling of any Partnership well.

A well that fails to result in the discovery of crude oil or natural gas, or that is determined to be unable to produce crude oil or natural gas in commercial quantities will be plugged and abandoned in accordance with applicable regulations. The Partnership retains ownership of successful wells until they are either sold or they cease production and are plugged and abandoned.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities are completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of five developmental and one exploratory well on one of the leases it purchased during the fourth quarter of 2013. Testing was conducted on all six wells subsequent to December 31, 2013, and all six wells are considered to be successful. Completion operations and facility construction is ongoing, and the wells are expected to be placed on production during the second quarter of 2014.

The Partnership may enter into agreements with third parties to sell its share of the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. Alternatively, the Partnership may elect to sell its production under marketing arrangements entered into by the operator of the well. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term.  The Partnership expects to sell its natural gas at negotiated prices, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has no production at December 31, 2013. The Partnership does not currently expect to engage in commodity futures trading or hedging activities, or enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s future results of operations.  See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

The Partnership’s share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties payable to third parties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Should RELP serve as operator of any Partnership wells, RELP will receive operator fees during the drilling and production phase of the well at the competitive rate in the geographical area where the well is located.  The fee will be charged monthly as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. Any wells operated by RELP will be subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.  RELP does not currently serve as operator of any Partnership wells.

Customers

The Partnership has no production at December 31, 2013, and, therefore, has no customers. The Partnership expects to sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who will disburse to the Partnership its percentage share of the revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents a joint and several liability for unforeseen events including, without limitation, blowouts, lost circulation, and stuck drill pipe that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

RELP has obtained various insurance policies, as described below, and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors. In the exercise of Reef’s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production. Reef reviews the Partnership’s insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. Reef has obtained and maintained, and will continue to maintain, umbrella liability insurance coverage for the Partnership equal to the lesser of at least $50,000,000 or twice the capitalization of the Partnership, and in no event will the Partnership maintain public liability insurance of less than $10,000,000. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as it deems appropriate under the circumstances, which may vary materially.

Reef and RELP are the beneficiaries under each policy and pay the premiums for each policy.  The Partnership is a named insured under all insurance policies carried by RELP.  Insurance premiums are broken down on a well-by-well basis and billed through an inter-company charge to the Partnership, as well as other Reef-sponsored partnerships, based upon the premiums charged by the insurance carrier for the specific wells in which the Partnership owns a working interest. Should a claim arise related to a property owned by the Partnership, the Partnership will be reimbursed for any amounts payable under such insurance coverage through a credit to the inter-company account balance. The inter-company balance between RELP and the Partnership is settled on at least a quarterly basis.  However, in the event of a large insurance reimbursement being payable to the Partnership, the inter-company balance would be settled earlier, within a reasonable time after receipt of the insurance proceeds.

The Partnership reimburses RELP for its share of the insurance premium.  The following types and amounts of insurance have been maintained:

•Workmen’s compensation insurance in full compliance with the laws of the State of Texas, and which will be obtained for any other jurisdictions where the Partnership may conduct its business in the future;

•General liability insurance, including bodily injury liability and property damage liability insurance, with a combined single limit of $1,000,000;

•Employer’s liability insurance with a limit of not less than $1,000,000;

•Automobile public liability insurance with a limit of not less than $1,000,000 per occurrence, covering all automobile equipment;

•Energy exploration and development liability (including well control, environmental and pollution liability) insurance coverage with limits of not less than $5,000,000 for land wells, $10,000,000 for wet wells, $25,000,000 for horizontal North Dakota land wells; and

•Umbrella liability insurance (excess of the General liability, Employer’s liability and Automobile liability insurance) with a limit of not less than $50,000,000.

Reef will notify all general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage. Within this 30-day period, general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice. General partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. At any time during this 30-day period, upon receipt of the required written notice from a general partner of his intent to convert, Reef will amend the partnership agreement and will file the amendment with the State of Texas prior to the effective date of the change in insurance coverage. This amendment to the partnership agreement will effectuate the conversion of the interest of the former general partner to that of a limited partner. Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the partnership for federal income tax purposes. However, even after an election of conversion, a general partner will continue to have unlimited liability regarding partnership activities while he was a non-Reef general partner.

In accordance with the Partnership Agreement of the Partnership, all units of general partner interest held by investors will be converted to units of limited partner interest on a one-to-one basis as soon as practicable after the end of the year in which the Partnership has substantially completed all drilling activity.

Competition

There are a large number of oil and gas companies in the United States. Competition is strong among persons and entities involved in the acquisition of oil and gas properties, as well as the exploration for and production of crude oil and natural gas. Reef expects the Partnership to encounter strong competition at every phase of business. The Partnership will compete with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5% of supply. As a result of deregulation of the natural gas industry by Congress and FERC, natural gas prices are generally determined by competitive forces. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling rigs and equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to acquire leases suitable for development and to expeditiously develop such leases once they are acquired.

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

•                                the amount of crude oil and natural gas imports;

•                                the availability, proximity and cost of adequate pipeline and other transportation facilities;

•                                the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind and solar power;

•                                the effect of United States and state regulation of production, refining, transportation and sales;

•                                other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•                                general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of natural gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (“OPEC”) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and maintaining, reducing, or increasing certain price levels.  Reef is unable to predict what effect, if any, such actions will have on both the price and volume of crude oil produced and sold from the Partnership’s wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market.  Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally.  These systems will allow rapid consummation of natural gas transactions.  Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

Production.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Among the ways that states control production is through regulations that establish the spacing of wells, or in some instances limit the number of days in a given month that a well is permitted to produce oil and gas.

Operators of oil and gas properties are required to have a number of permits to operate oil and gas properties, including operator permits and permits to dispose of salt water. RELP possesses all material requisite permits required by the states and other local authorities in areas where it might operate Partnership properties.  In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits such as hazardous materials certificates, which RELP has obtained.

Environmental Matters.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the natural gas produced by the Partnership’s wells will be considered price-decontrolled natural gas and that the Partnership’s natural gas will be sold at fair market value. However, while sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and/or gas, or the market demand for oil and/or gas, nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

Climate Change Legislation and Greenhouse Gas Regulation. The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol. However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the operations on wells by the Partnership. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the Partnership’s business.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef.  RELP employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations.  The Partnership reimburses RELP for technical and administrative services at cost.  See “Item 11- Executive Compensation.”

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements; other than statements of historical fact, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

•                              statements regarding the Partnership’s overall strategy for acquiring leases and wells, including its intent to diversify the Partnership’s investments;

•                              statements estimating any number or specific type or size of leases or wells the Partnership may acquire or size of the interest the Partnership may acquire in such leases or wells;

•                              statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, our competition, pricing, level of production, or the regulations that may affect the Partnership;

•                              statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                              statements regarding the timing of distributions;

•                              statements regarding the Partnership’s ability to diversify its participation in oil and gas operations;

•                              any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                              any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to our investors. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in Item 1A of this Annual Report captioned “RISK FACTORS.” Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. All forward looking statements speak as of the filing date of this report. All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. Reef does not intend to update its forward-looking statements, except as otherwise required by applicable law. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.                                           RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations. Consequently, you should not consider this list to be a complete statement of all of our potential risks or uncertainties.

Oil and natural gas investments are highly risky, and there is a possibility you will lose all of your investment in the Partnership.

The selection of prospects for oil and gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative. There is a possibility you will lose all or substantially all of your investment in the Partnership. We cannot predict whether any prospect will produce crude oil or natural gas or commercial quantities of crude oil or natural gas, nor can we predict the amount of time it will take to recover any crude oil or natural gas they may produce. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce crude oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, and lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.

Drilling exploratory wells is riskier than drilling developmental wells.

The proceeds from the offering that are spent on drilling activities will be used primarily for developmental wells, but the Partnership will also acquire interests in exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells. Drilling developmental wells generally involves less risk of dry holes. As a result, sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production.

The Partnership may be required to pay delay rentals to hold drilling prospects, which may deplete partnership capital.

Oil and gas leases generally must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect. Delay rentals typically must be paid after the first year of entering into a lease if no production or drilling activity has commenced. If delay rentals become due on any property the Partnership acquires, the Partnership will have to pay its share of such delay rentals or lose its lease on the property. These delay rentals could equal or exceed the cost of the property. Further, payment of these delay rentals could seriously deplete the Partnership’s capital available to fund drilling activities when they do commence.

Prices of oil and natural gas are volatile, and a decline in such prices would adversely affect the Partnership.

Global economic conditions, political conditions, and energy conservation have created volatile prices for crude oil and natural gas. Oil and natural gas prices fluctuate significantly in response to minor changes in supply, demand, market uncertainty, political conditions in oil-producing countries, activities of oil-producing countries to limit production, global economic conditions, weather conditions and other factors that are beyond our control. The prices for domestic oil and natural gas production have varied substantially over time and may in the future decline, which would adversely affect the Partnership and the investor partners. Prices for oil and natural gas have been and are likely to remain extremely volatile.

Increases in drilling costs could impact the profitability of the Partnership’s wells and the number of wells the Partnership may drill.

There has been an increase in recent years in the costs associated with the drilling of oil and natural gas wells. Specifically, the costs of drilling rigs, steel for pipelines, mud and fuel have risen in recent years and may rise again in the future. Such increases could result in limiting the number of wells the Partnership may drill as well as the profitability of each well once completed.

Competition, market conditions and government regulation may adversely affect the Partnership.

A large number of companies and individuals engage in drilling for oil and natural gas. As a result, there is intense competition for the most desirable prospects. The sale of any oil or natural gas found and produced by the Partnership will be affected by fluctuating market conditions and regulations, including environmental standards, set by state and federal agencies. Governmental regulations may fix rates of production from Partnership wells, and the prices for oil and natural gas produced from the wells may be limited. From time-to-time, a surplus of oil and natural gas occurs in areas of the United States. The effect of a surplus may be to reduce the price the Partnership may receive for its oil or natural gas production, or to reduce the amount of oil or natural gas that the Partnership may produce and sell.

Environmental hazards and liabilities mayadversely affect the Partnership and result in additional liability for the additional general partners.There are numerous natural hazards involved in the drilling and operation of oil and gas wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves,  pollution, releases of toxic gas and other environmental hazards and risks. There are also hazards involved in the transportation of oil and natural gas from Partnership wells to market. Such hazards include pipeline leakage and risks associated with the spilling of oil transported by rail or barge instead of pipeline, both of which could result in liabilities associated with environmental cleanup. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners. The Partnership maintains insurance coverage in amounts Reef deems appropriate. It is possible that insurance coverage may be insufficient. In that event, Partnership assets would be utilized to pay personal injury and property damage claims and the cost of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

New legislation and regulatory initiatives relating to hydraulic fracturing may adversely affect the Partnership.

Members of the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”) are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health. Legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require the disclosure of the chemicals used in the fracturing process. In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could have a material adverse effect on the Partnership’s business, financial condition and results of operations through increased costs of compliance and doing business or by delaying the development of unconventional gas resources from shale formations, including the Bakken area in North Dakota, which are not commercial without the use of hydraulic fracturing.

The Partnership may incur liability for liens against its subcontractors and incur excess costs as a result.

We will try to determine the financial condition of nonaffiliated subcontractors. If subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen’s and workmen’s liens. In that event, the Partnership could incur excess costs in discharging the liens.

Shut-in wells and delays in production may adversely affect Partnership operations.

Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities. In addition, production from wells may be reduced or delayed due to seasonal marketing demands. Wells drilled for the Partnership may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems  could halt sales from Partnership wells.

The production and producing life of Partnership wells is uncertain. Production will decline.

It is not possible to predict the life and production of any well. The actual lives could differ significantly from those anticipated. Sufficient oil or natural gas may not be produced for investor partners to receive a profit or even to recover their initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Delays in the transfer of title to the Partnership could place the Partnership at risk.

Under certain circumstances, title to Partnership properties will be held by us on the Partnership’s behalf. In other instances, title may not be transferred to us or the Partnership until after a well has been completed. When this is the case, the Partnership runs the risk that the transfer of title could be set aside in the event of the bankruptcy of the party holding title. In this event, title to the leases and the wells would revert to the creditors or trustee, and the Partnership would either recover nothing or only the amount paid for the leases and the cost of drilling the wells.

Extreme weather conditions may adversely affect drilling and production operations and distributions.

The Partnership will conduct drilling and production operations in the extreme northern part of the United States, in places such as North Dakota, where extreme cold weather occurs. The occurrence of this or other extreme weather may harm or delay the Partnership’s operations and distribution of revenues, if any.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and distributions.

We will rely on third parties to process and transport oil and natural gas produced by wells in which the Partnership will participate. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, then the Partnership will be unable to transport or process the oil and natural gas produced by the affected wells. In such an event, revenues to the Partnership and distributions to the partners may be delayed.

The Partnership’s ability to diversify risks depends upon the number of units issued, the development costs of each well, the size of the Partnership’s interest in each well and the availability of suitable prospects.

We intend to spread the risk of oil and gas drilling and ownership of interests in oil and natural gas properties by purchasing working interests in multiple wells and prospects, possibly by participating as a minority non-operated working interest owner with major and independent oil and gas companies as partners. If the Partnership is subscribed at the minimum level, it will be required to purchase smaller interests in prospects and be able to participate in fewer prospects, which would increase the risk to the partners. As the Partnership size increases, the diversification of the Partnership may increase because the Partnership can obtain interests in and drill on a greater number of wells and prospects. In addition, as the Partnership size increases, the Partnership may have a greater ability to acquire larger interests in oil and gas properties, including majority interests. The numbers of wells developed by the Partnership will depend upon the amount raised by the Partnership, the size of the Partnership’s interest in each well, the value of interests in producing wells that may be acquired and the development costs of each well to be drilled.

We cannot control activities on non-operated properties.

The Partnership will own minority non-operated working interests in most of its wells. The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by RELP. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of exploration and development activities on properties operated by others depends upon a number of factors outside our control, including the operator’s

•	timing and amount of capital expenditures;

•	expertise and financial resources;
•	approval of other participants in drilling wells;
•	the use of technology, especially expertise in the use of horizontal drilling technology; and
•	the rate of production of reserves, if any.

In addition, the Partnership could be held liable for the joint interest obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Full development of leases and prospects may be jeopardized in the event other working interest owners cannot pay their share of drilling and completion costs.

We face strong competition within the energy industry.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, more timely or on more favorable terms. Finally, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership intends to utilize substantially all available capital from this offering for the acquisition of drilling prospects and for the drilling and completion of wells on those prospects. The Partnership will have only nominal funds available for Partnership purposes until there are revenues from Partnership operations. Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues, the sale of Partnership properties or interests therein, or from borrowings.

Occasions may arise in which the Partnership will need to raise additional funds in order to finance costs of:

•        providing  necessary production equipment and facilities to service productive oil and  natural gas wells and plugging and abandoning non-productive wells; and

•        Drilling, completing and equipping wells;

Additional operations requiring funding may include the acquisition of additional oil and natural gas leases, acquisition of interests in producing oil or gas wells, and the drilling, completing, and equipping of additional wells to further develop Partnership prospects or to purchase additional prospects. The Partnership agreement provides that outstanding Partnership borrowings may not at any time exceed 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners. Furthermore, the Partnership may borrow funds only if the lender agrees that it will have no recourse against individual investor partners. If the above-described methods of financing should prove insufficient to maintain the desired level of Partnership operations, such operations could be continued through farmout arrangements with third parties, including us and/or our affiliates. These farmouts could result in the Partnership giving up a substantial interest in oil and gas properties it has developed. The Partnership’s operations may not be sufficient to provide the Partnership with necessary additional funding, and the Partnership may not be able to borrow funds from third parties on commercially reasonable terms or at all. If the Partnership expends all of its capital on the acquisition and development of drilling prospects and such operations fail to generate sufficient revenues, then there may be doubt as to the Partnership’s ability to continue as a going concern.

Lack of drilling rig availability or hydraulic fracture equipment may increase the Partnership’s costs and may result in delays in drilling on Partnership prospects.

Due to increases in oil and natural gas prices in the United States, the amount of drilling activity within the United States and in U.S. waters has increased substantially. As a result of this increase in drilling activities, there may be shortages of drilling rigs and personnel available to drill on prospects we acquire. Such shortages could result in delays in the drilling of wells on such prospects. Such shortages could also result in increased costs to the Partnership for drilling rigs and personnel used in Partnership operations, and, as a result, decrease the amount of cash, if any, available for distribution to the partners in the Partnership.

The Partnership Agreement limits Reef’s liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.

Reef will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•	Reef determines in good faith that its action was in the best interest of the Partnership;
•	Reef was acting on behalf of or performing services for the Partnership; and
•	Reef’s actions did not constitute negligence or misconduct.

ITEM 1B.                                           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                    PROPERTIES

Acquisition Activities, Drilling Activities and Productive Wells

The Partnership’s geographic focus is primarily the Bakken area in North Dakota. The Bakken area is a rock unit on the subsurface of the Williston Basin, underlying parts of Montana, North Dakota, and Saskatchewan, encompassing approximately 125,000 square miles (approximately 80,000,000 acres). It is estimated that two-thirds of the acreage is in western North Dakota. The basin produces oil and gas from numerous horizons including, but not limited to, the Bakken and Three Forks-Sanish, which are currently our primary objectives. The Partnership will review opportunities in other areas, and may acquire leases or properties in other areas if it is determined that those opportunities are comparable with or superior to Bakken area opportunities. Other areas where Reef is actively reviewing acquisition opportunities include the Permian Basin, the Mid-Continent Region and the Granite Wash.

On December 13, 2013, the Partnership purchased at cost from Yellowstone Exploration, LLC, an affiliate of Reef

(“Yellowstone”), 45% of its interest in an oil and gas lease (the “Archer Property”) located in McKenzie County, North Dakota. The Archer Property is part of a drilling unit containing 1,120 gross acres in the Bakken formation and 1,280 gross acres in the Three Forks formation. There is one current productive Bakken formation well on the drilling unit in which the Partnership did not acquire an interest, and six undrilled well locations. The 45% interest represents a working interest of 1.125% in two wells to be drilled to the Bakken formation, and a working interest of 0.984375% in four wells to be drilled to the Three Forks formation. Five of the six drilling locations are considered developmental locations with proved undeveloped reserves. Drilling operations commenced during August 2013 and all six wells had been drilled to total depth and were waiting on well testing and completion operations on December 13, 2013. The Partnership accrued in 2013, and paid $25,200 during 2014 to purchase the property interest, and is responsible for its share of the drilling and completion costs for the six wells, which are estimated to be approximately $610,000.

On December 13, 2013, the Partnership purchased at cost from Yellowstone all of its interest in a Federal oil and gas lease located on Federal property (the “Riverside Property”) in McKenzie County, North Dakota.  The Federal lease consists of a 100% interest in a Federal oil and gas lease covering approximately 18.3 net acres within the boundary of an approximate 1,280 acre drilling unit. No oil and gas wells have been drilled within the boundary of the drilling unit as of December 31, 2013, however, the operator has applied for drilling permits for six wells. The Federal lease represents an approximate 1.43% working interest in seven total wells, of which four are expected to be drilled to test the Bakken formation and three are expected to be drilled to test the Three Forks formation. Four of the seven drilling locations are considered developmental locations with proved undeveloped reserves. The Partnership accrued in 2013, and paid $233,662 during 2014 to purchase the leasehold interest, and is responsible for its share of the drilling and completion costs for the seven wells, which are estimated to be approximately $1,000,000. The Partnership expects drilling operations to commence on the Riverside Property sometime during 2014.

The Partnership has no productive wells at December 31, 2013. The Partnership expects to make additional acquisitions of leases, prospects, or producing oil and gas properties during 2014. The ultimate number of wells in which the Partnership may acquire working interests cannot be estimated at December 31, 2013. The Partnership is still raising capital and the offering is not scheduled to terminate until June 30, 2015.

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. The reserve information presented below is based upon estimates of net proved oil and gas reserves that were prepared by RELP’s senior reservoir engineer as of December 31, 2013. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2013 are summarized below. The Partnership had no proved reserves at December 31, 2012.  Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2013	50,726	57,528

The standardized measure of discounted future net cash flows as of December 31, 2013 is computed by applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2011	$1,548,273

During the year ended December 31, 2013, the Partnership recognized no property impairment of proved or unproved properties.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to the Partnership’s independent petroleum engineering firm. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Because the Partnership did not purchase interests in any oil and gas properties until the final fiscal quarter of 2013, reserve estimates contained herein have been prepared by Reef’s technical staff. It is expected that future reserve estimates will be prepared by an independent petroleum engineering firm. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over nineteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

The Partnership’s interests in producing and non-producing acreage are in the form of assigned direct interests in leases held by the Partnership or held temporarily by Reef or Reef affiliates on behalf of the Partnership. Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership’s business and that it has or will obtain satisfactory title to all of its leases. Title to all properties held by Reef or Reef affiliates will be transferred to the Partnership as soon as practicable after acquisition.

ITEM 3.                                                LEGAL PROCEEDINGS

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2014, the Partnership had one managing general partner, and 71 non-Reef investor partners (“investor partners”). Reef holds a total of 0.4957 units of general partner interest and the investor partners hold 32.2500 units of general partner interest and 16.8200 units of limited partner interest. No established trading market exists for the units, nor will the units be traded on an established securities market or on the substantial equivalent of an established securities market. There is no unit repurchase program available to investor partners under the terms of the Partnership Agreement.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations will be available for distribution to the partners in accordance with the Partnership Agreement. The Partnership expects that the Archer Property wells will be placed on production during the second quarter of 2014, and that cash distributions to the partners of crude oil and natural gas sales revenues, less operating, general and administrative, and other costs will begin approximately 60 days following the month of first production. Cash distributions will be made 11.89% to the managing general partner (based upon the 11% interest not represented by units and the 0.89% interest represented by Partnership units) and 88.11% to investor partners.

Investor partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

As of and for the year ended December 31,2013

Revenue	$—
Interest income	56
Costs and expenses	(89,593)
Net income (loss)	(89,537)

Allocation of net income (loss):
Managing general partner units	(2,485)
General partner units	(60,333)
Limited partner units	(26,719)
Net loss per managing general partner unit	(9,741.28)
Net loss per general partner unit	(3,447.59)

Net loss per limited partner unit	(3,447.59)

Total assets	2,961,780

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item 1A of this Annual Report.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

Management is also required to select among alternative acceptable accounting policies. See Note 3 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership is required to perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the year ended December 31, 2013, the Partnership recognized no property impairment expense of proved properties.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The Partnership has one well in progress on its Archer Property, and three undrilled well locations on its Riverside Property classified as unproved property at December 31, 2013.  Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the year ended December 31, 2013, the Partnership recognized no property impairment of unproved properties.

The Partnership expects that all of its unproved property costs at December 31, 2013 will be drilled and transferred to proved property cost within 10 years of acquisition.

Estimates of Proved Oil and Gas Reserves

The estimate of the Partnership’s proved reserves at December 31, 2013 was prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by RELP’s senior reservoir engineer.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing net income. A decline in estimated proved reserves and future cash flows also reduces the capitalized cost ceiling and may result in increased impairment expense.

Asset Retirement Obligation

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

The following table summarizes the Partnership’s asset retirement obligation for the year ended December 31, 2013.

2013
Beginning asset retirement obligation	$—
Additions related to new properties	1,234
Ending asset retirement obligation	$1,234

Recognition of Revenue

The Partnership will enter into agreements with third parties for disposition of its share of crude oil and natural gas production from productive wells, or, alternatively, elect to sell its production under agreements entered into by the well operator. Revenues will be recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no natural gas production at December 31, 2013, and therefore had no gas imbalances at December 31, 2013.

Overview

Reef Oil & Gas Drilling and Income Fund, L.P. is a Texas limited partnership formed to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken area in North Dakota. The primary purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas. The majority of the Partnership’s net proceeds from the offering will be used for lease and property acquisition costs, intangible drilling and development costs, and well completion costs.

During the fourth quarter of 2013, the Partnership purchased two leases in McKenzie County, North Dakota which provide the Partnership working interests in thirteen wells that are expected to be drilled. Drilling operations on six wells in the Archer Property were completed during the fourth quarter of 2013, and all six of these wells tested for commercially producible quantities of crude oil and natural gas during the first quarter of 2014 and are currently being completed and equipped with the necessary production equipment and facilities required to produce the wells. The Partnership expects seven wells to be drilled on the Riverside Property, with drilling operations commencing sometime during 2014. The operator has already applied to the State of North Dakota for drilling permits for six of the wells. The Partnership expects to operate solely in the United States.

The Partnership continues its offering period through June 2015.  The actual number, identity, and percentage working interest in leases and wells to be acquired by the Partnership in the future will depend upon the amount of capital raised by the Partnership.

The Partnership will not borrow funds during the expending of the initial capital raised by the Partnership, and crude oil and natural gas revenues from successful wells, net of operating, general and administrative, and other costs will be distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to acquire additional properties and conduct drilling operations on those properties, or to conduct drilling operations for the purpose of further developing existing partnership properties. Upon the termination of the Partnership offering period, Reef estimates that it will take up to 24 months until Partnership capital raised is expended or committed to projects.

Although the Partnership is not prohibited from participating in the drilling of exploratory wells, the Partnership will focus primarily on the acquisition of producing properties with associated developmental drilling opportunities, and upon the acquisition of leases with developmental drilling locations.

The Partnership actively seeks participation as a minority non-operated working interest owner in leases, prospects, and drilling projects developed and operated by other independent and major oil and gas industry partners.  Such participation will allow the Partnership to benefit from the expertise of those entities and increase the diversity and therefore lessen the overall drilling risk to the investors.

The Partnership does not operate in any other industry segment. Should the Partnership require funds subsequent to the expenditure of its initial capital contributions, the Partnership Agreement allows borrowings from banks, Reef, or any Reef affiliate of up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Loans made available by Reef or its affiliates will not earn interest in excess of the current rate charged by independent third parties. In no case will the Partnership borrow funds unless the lender agrees that it will have no recourse against the individual investor partners.  Should the Partnership elect to borrow monies, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions.

The Partnership is permitted but is currently not engaged in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.  See “Item 7A. - Quantitative and Qualitative Disclosure About Market Risk.”

Liquidity and Capital Resources

The Partnership will be funded with capital contributions from investor partners and the managing general partner. The managing general partner will purchase a minimum of 1% of total partnership units. At December 31, 2013, capital contributions totaled $2,568,578. Reef purchased 0.2551 units of general partner interest for $21,679 and investor partners purchased 17.5000 units of general partner interest for $1,750,000 and 7.7500 units of limited partner interest for $775,000. In addition, Reef holds a 1% general partner interest in the Partnership as a result of contributing 1% of the net capital of the Partnership after payment of all organization and offering costs, and has contributed $21,899 to the Partnership in connection with this obligation.  Offering costs totaling $328,750 were netted from capital contributions, leaving net capital contributions of $2,239,828. Organization costs of $50,000 were expensed, leaving $2,189,828 available for Partnership activities. The Partnership was formed on September 6,

2012, but did not raise any capital from investors or conduct any business until September 16, 2013, the date of the Partnership’s prospectus. Partnership units are being offered for sale through June 30, 2015.

The Partnership had working capital of $1,596,379 at December 31, 2013, which will be used primarily for the acquisition of undeveloped leases and for producing properties which have additional developmental drilling opportunities.

Net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs, are expected to be distributed to investors once the Partnership has producing properties. The Partnership currently has six wells drilled on its Archer Property that tested positive for oil and gas during January 2014 and are being completed and readied for operations.

Until the offering is terminated and the Partnership expends the capital raised during the offering, it is not known whether any borrowings will be required for additional acquisitions or developmental activities.  Should the Partnership require additional funds for investment, those funds may come from current net cash flows otherwise distributable to the partners, from the sale of Partnership properties, or from borrowings. The Partnership Agreement prohibits the issuance of assessments to the investor partners.

Results of Operations

Between the date of inception (September 6, 2012) and September 16, 2013, the date of the Partnership’s prospectus, the Partnership did not raise any capital from investors or conduct any business. Therefore, there is no comparable information for the period ended December 31, 2012.

Year ended December 31, 2013

The Partnership began business operations on September 16, 2013, the date of the Partnership’s prospectus. The initial sales of Partnership units occurred during October 2013. During the year ended December 31, 2013, the Partnership incurred a loss of $89,537. This loss represents a charge of $50,000 for organization expenses, and $39,593 for general and administrative costs, partially offset by interest income earned on funds held in escrow.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2013.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership Agreement allows borrowings from banks, Reef, or any Reef affiliate of up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Borrowings may be used for acquisition of prospects and leases, acquisition of interests in producing oil and gas properties, and for the drilling, completing, and equipping of wells on additional acquired prospects and leases, or for the purpose of further developing existing Partnership properties. Loans made available by Reef or its affiliates will not earn interest in excess of the current rate charged by independent third parties. In no case will the Partnership borrow funds unless the lender agrees that it will have no recourse against the individual investor partners.  Should the Partnership elect to borrow monies, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. While the Partnership currently has no borrowings, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership has no producing properties at December 31, 2013, and therefore has no commodity price risk at December 31, 2013.

The Partnership expects to sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. The Partnership does not currently expect to engage in commodity futures trading or hedging activities, or enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s future results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risks. The Partnership has not purchased, and does not currently expect to purchase any prospects located outside of the United States.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are presented beginning on page F-1.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial and accounting officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial and accounting officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (1992), management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below.

Name	Age	Positions and Offices Held
Michael J. Mauceli	57	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	62	Chief Financial Officer and General Counsel of RELP
David M. Tierney	61	Chief Financial Reporting Officer and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (“OREI”) since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (Ll.M.) from Southern Methodist University in 1984.  Mr. Sibley became a certified public accountant in 1977, but no longer maintains that license.  He is an active member of the Texas Bar Association.

David M. Tierney, the Chief Financial Reporting Officer and Treasurer of RELP, has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, Inc., since March 2001.  Mr. Tierney became Chief Financial Reporting Officer of RELP in March 2010 and Treasurer of RELP in May 2009.  Prior to that, Mr. Tierney served as Chief Accounting Officer — Public Partnerships of RELP starting in July 2008. From 2001 to 2008, Mr. Tierney was the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships.  Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant.  Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979.  From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.                                         EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% general partner interest
Managing General Partner	Subordinated partnership interest (received after the investor partners have been distributed amounts equal to their capital contributions)	10% general partner interest (subordinated)
Managing General Partner	Management fee	15% of subscriptions, less sales commissions and all other organization and offering costs (non-recurring)
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Reef Exploration, L.P. (Affiliate of the Managing General Partner)	Operator’s per-well charges	Competitive prices
Managing General Partner or Reef Exploration, L.P.	Payment for equipment, supplies, marketing, prospect evaluation services and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% general partner interest Reef has as the result of contributing 1% of the net capital of the Partnership after payment of all organization and offering cost.  Reef receives a 10% general partner interest as managing general partner of the Partnership and acquires a 1% general partner interest as a result of contributing 1% of the net capital of the Partnership after payment of all organization and offering cost. As of December 31, 2013, Reef has also purchased 1% of the total outstanding partnership units, and, therefore, holds 1% of the 89% interest in the Partnership (0.89%) held by the unit holders. Beginning in March 2014, Reef will purchase an aggregate 5% of the total outstanding Partnership units. Reef and/or its affiliates may purchase additional partnership units at their discretion.

Once the investor partners have received in cash distributions amounts equal to their capital contributions, Reef will receive an additional 10% general partner interest in the Partnership, and the unit holders interest in the Partnership will drop from 89% to 79%.

Reef receives a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef and its affiliates. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. At December 31, 2013, the management fee totaled $378,750. Of this amount, $162,000 had been paid by the Partnership to Reef, and $216,750 was payable to Reef. The $216,750 was paid to Reef during January 2014.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the year ended December 31, 2013, the Partnership incurred technical services costs totaling $45,493, and administrative costs totaling $4,268.  Technical services costs are capitalized as project costs and general and administrative costs are expensed as general and administrative expenses.

Operator fees will be payable to RELP should RELP serve as operator of any Partnership properties.  RELP will receive operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well.  As of December 31, 2013, RELP does not serve as operator of any Partnership properties.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Reef has calculated the percentage of units beneficially owned based upon 25.5051 Partnership units outstanding at December 31, 2013.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	0.2551	1.00%	0.89%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%
Sue Ellen Haning (2)	2.0000	7.84%	6.98%
Vardell Family Living Trust, Thomas A. Vardell TTEE (3)	4.0000	15.68%	13.96%

(1)         Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

(2)         Sue Ellen Haning’s address is c/o Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

(3)         Vardell Family Living Trust’s address is c/o Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

Reef, as managing general partner, received a 10% general partner interest in the Partnership as compensation for forming the Partnership, and also acquires a 1% general partner interest in the Partnership as a result of contributing 1% of the net capital of the Partnership after payment of all organization and offering costs. In addition to this 11% general partner interest not represented by Partnership units, Reef purchased 1% of the 25.5051 Partnership units and, therefore, holds 1% of the 89% interest in the Partnership (0.89%) held by the unit holders.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership is managed by a managing general partner and does not have directors. Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See “Item 11 - Executive Compensation.”

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2013	2012
Audit fees	$29,814	$74,004
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees for 2012 and 2013 include $74,404 and $9,800, respectively, incurred in connection with the Partnership’s registration statement on Form S-1. These fees are a part of the Partnership’s organization and offering cost, and as such are paid by Reef, the managing general partner.  The Partnership pays 15% of all Partnership subscriptions from investor partners to Reef as a management fee to cover organization and offering costs, including sales commissions.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

 PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of the exhibits filed or furnished with this Annual Report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this Annual Report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)
/s/ Michael J. Mauceli		March 31, 2014
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 31, 2014
Daniel C. Sibley

EXHIBIT INDEX

3.1(a)	*	Certificate of Formation, dated September 6, 2012.

3.1(b)	*	Amendment to Certificate of Formation, dated February 7, 2013.

3.2	*	Form of Amended and Restated Limited Partnership Agreement.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1	*	Summary Reserve Report

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Reef Oil & Gas Drilling and Income Fund, L.P.

Financial Statements

As of December 31, 2013 and 2012, and for the year ended December 31, 2013

Report of Independent Registered Public Accounting Firm

The Partners

Reef Oil & Gas Drilling and Income Fund, L.P.

Richardson, Texas

We have audited the accompanying balance sheets of Reef Oil & Gas Drilling and Income Fund, L.P. as of December 31, 2013 and 2012, and the related statement of operations, partnership equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Drilling and Income Fund, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 31, 2014

Reef Oil & Gas Drilling and Income Fund, L.P.

Balance Sheets

December 31,	2013	2012

Assets

Current assets:
Cash and cash equivalents	$2,263,056	$—
Subscriptions receivable from partners	100,000	—
Accounts receivable from affiliates	43,578	—
Total current assets	2,406,634	—

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $0	384,595	—
Unproved properties	170,551	—
Net oil and gas properties	555,146	—

Total assets	$2,961,780	$—

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	567,289	—
Accrued liabilities	242,966	—
Total current liabilities	810,255	—

Long-term liabilities:
Asset retirement obligation	1,234	—
Total long-term liabilities	1,234	—

Commitments and contingencies (Note 6)

Partnership equity
General partners	1,461,820	—
Limited partners	647,378	—
Managing general partner	41,093	—
Partnership equity	2,150,291	—

Total liabilities and partnership equity	$2,961,780	$—

See accompanying notes to financial statements.

Reef Oil & Gas Drilling and Income Fund, L.P.

Statement of Operations

Year ended December 31, 2013

Revenues:	$—

Costs and expenses:
General and administrative	39,593
Organization expenses	50,000
Total costs and expenses	89,593

Loss from operations	(89,593)

Other income:
Interest income	56
Total other income	56

Net loss	$(89,537)

Net loss per general partner unit	$(3,447.59)
Net loss per limited partner unit	$(3,447.59)
Net loss per managing general partner unit	$(9,741.28)

See accompanying notes to financial statements.

Reef Oil & Gas Drilling and Income Fund, L.P.

Statement of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—
Partner contributions, net of offering costs	17.5000	1,522,153	7.7500	674,097	0.2551	43,578	25.5051	2,239,828
Net loss	—	(60,333)	—	(26,719)	—	(2,485)	—	(89,537)
Balance at December 31, 2013	17.5000	$1,461,820	7.7500	$647,378	0.2551	$41,093	25.5051	$2,150,291

Distribution amount per partnership unit		$—		$—		$—

See accompanying notes to financial statements.

Reef Oil & Gas Drilling and Income Fund, L.P.

Statement of Cash Flows

Year ended December 31, 2013
Operating Activities
Net income (loss)	$(89,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable to affiliates	39,593
Net cash used in operating activities	(49,944)

Investing Activities
Property acquisition and development	—
Net cash provided by investing activities	—

Financing Activities
Partner capital contributions	2,425,000
Offering costs	(112,000)
Net cash provided by financing activities	2,313,000

Net increase in cash and cash equivalents	2,263,056
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$2,263,056

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$310,946
Property additions included in accrued liabilities	$242,966
Additions to property and asset retirement obligation	$1,234

Non-cash financing transactions
Capital contributions included in subscriptions receivable from partners	$100,000
Capital contributions included in accounts receivable from affiliates	$43,578
Offering costs included in accounts payable to affiliates	$216,750

See accompanying notes to financial statements.

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements

1. Organization and Basis of Presentation

Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) is a limited partnership formed under the laws of Texas on September 6, 2012 (“date of inception”). The Partnership was formed to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken area in North Dakota. The Partnership may purchase undeveloped leasehold interests, as well as working interests in oil and gas properties with both developed and undeveloped reserves. The primary purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas. Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.

On September 4, 2013, the Securities and Exchange Commission (“SEC”) declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering, pursuant to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. The Partnership may sell up to 2,250 units of partner interest at a price of $100,000 per unit, for a maximum offering amount of $225,000,000. The Partnership is offering a maximum 1,912.25 units of general partner interest ($191,250,000) and a maximum 337.75 units of limited partner interest ($33,750,000).  Between the date of inception and September 16, 2013, the date of the Partnership’s prospectus, the Partnership did not raise any capital from investors or conduct any business. Therefore, at December 31, 2012, the Partnership had no assets, liabilities, or net worth. The offering of Partnership units commenced September 16, 2013, and the first sale of units occurred during October 2013. As managing general partner, Reef will receive a 10% general partner interest in the Partnership as compensation for forming the Partnership, and will acquire a 1% general partner interest in the Partnership as a result of contributing 1% of the net capital of the Partnership after payment of all organization and operating costs. In addition, Reef will purchase a minimum of 1% of the units issued by the Partnership. The net proceeds from the offering will be used for lease and property acquisition costs, intangible drilling and development costs, and well completion costs. The offering period commenced on September 16, 2013 and terminates on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date.

Reef, as managing general partner, received a 10% general partner interest in the Partnership as compensation for forming the Partnership, and also will acquire a 1% general partner interest in the Partnership as a result of contributing 1% of the net capital of the Partnership, after payment of all organization and offering costs. This 11% interest is not represented by Partnership units. In addition, Reef will purchase a minimum of 1% of total Partnership units and, therefore, hold a minimum of 1% of the 89% interest in the Partnership (0.89%) held by the unit holders.

Once the investor partners have received in cash distributions amounts equal to their capital contributions, Reef will receive an additional 10% general partner interest in the Partnership, and the unit holders interest in the Partnership will drop from 89% to 79%.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partners are made monthly based upon the number and type of partnership units held at the end of the prior month.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% management fee. Once the Partnership has crude oil and natural gas revenues, cash distributions to partners will be based upon the number and type of partnership units held at the close of the prior month. As of December 31, 2013, Reef has purchased 1% of total Partnership units. Therefore, cash distributions to partners of the net cash flow from crude oil and natural gas sales, less operating, general and administrative, and other costs would be distributed 11.89% to the managing general partner (based upon the 11% interest not represented by units and the 0.89% interest represented by Partnership units) and 88.11% to investor partners.

2. Acquisitions

The Partnership has not pre-selected any properties for purchase. Reef Exploration, L.P. (“RELP”), an affiliate of Reef and the Partnership, maintains a geological and engineering staff that reviews prospects and projects for potential acquisition. Opportunities are evaluated based upon their estimated crude oil and natural gas producing potential, reputation of the well operator, predictability of drilling and completion costs, and access to readily

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

available pipeline hookups, among other criteria.

On December 13, 2013, the Partnership purchased at cost from Yellowstone Exploration, LLC, an affiliate of Reef (“Yellowstone”) 45% of its interest in an oil and gas lease (the “Archer Property”) located in McKenzie County, North Dakota. The Archer Property is part of a drilling unit containing one current productive Bakken formation well in which the Partnership did not acquire an interest, and six undrilled well locations. The 45% interest represents a working interest of 1.125% in two wells to be drilled to the Bakken formation, and a working interest of 0.984375% in four wells to be drilled to the Three Forks formation. Five of the six drilling locations are considered developmental locations with proved undeveloped reserves. Drilling operations commenced during August 2013 and all six wells had been drilled to total depth and were waiting on well testing and completion operations on December 13, 2013. The Partnership accrued in 2013, and paid during 2014, $25,200 to purchase the property interest and is responsible for its share of the drilling and completion costs for the six wells, which are estimated to be approximately $610,000.

On December 13, 2013, the Partnership purchased at cost from Yellowstone all of its interest in a Federal oil and gas lease located on Federal property (the “Riverside Property”) in McKenzie County, North Dakota.  The Federal lease consists of a 100% interest in a Federal oil and gas lease located within the boundary of a drilling unit. No oil and gas wells have been drilled within the boundary of the drilling unit as of December 31, 2013, however, the operator has applied for drilling permits for six wells. The Federal lease represents an approximate 1.43% working interest in seven total wells, of which four are expected to be drilled to test the Bakken formation and three are expected to be drilled to test the Three Forks formation. Four of the seven drilling locations are considered developmental locations with proved undeveloped reserves. The Partnership accrued in 2013, and paid  during 2014, $233,662 to purchase the leasehold interest and is responsible for its share of the drilling and completion costs for the seven wells, which are estimated to be approximately $1,000,000. The Partnership expects drilling operations to commence on the Riverside Property sometime during 2014.

3. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major bank, which at times may exceed federally insured limits. The Partnership has not experienced any losses from such accounts, and does not expect any loss from this exposure. The carrying value of the Partnership’s cash equivalents approximates fair value.

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the statement of operations for the year ended December 31, 2013. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $328,750 during the year ended December 31, 2013, have been recorded as a reduction of the proceeds of the offering.

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership is required to perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the year ended December 31, 2013, the Partnership recognized no property impairment expense of proved properties.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The Partnership has one well in progress on its Archer Property, and three undrilled well locations on its Riverside Property classified as unproved property at December 31, 2013.  Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the year ended December 31, 2013, the Partnership recognized no property impairment of unproved properties.

The Partnership excludes from amortization the cost of unproved properties. The Partnership expects that all of its unproved property costs at December 31, 2013 will be drilled and transferred to proved property cost within 10 years of acquisition.

Estimates of Proved Oil and Gas Reserves

The estimate of the Partnership’s proved reserves at December 31, 2013 was prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by RELP’s senior reservoir engineer.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing net income. A decline in estimated proved reserves and future cash flows also reduces the capitalized cost ceiling and may result in increased impairment expense.

Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Asset Retirement Obligation

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

The following table summarizes the Partnership’s asset retirement obligation for the year ended December 31, 2013.

2013
Beginning asset retirement obligation	$—
Additions related to new properties	1,234
Ending asset retirement obligation	$1,234

Revenue Recognition

The Partnership will enter into agreements with third parties for disposition of its share of crude oil and natural gas production from productive wells, or, alternatively, elect to sell its production under agreements entered into by the well operator. Revenues will be recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no natural gas production at December 31, 2013, and therefore had no gas imbalances at December 31, 2013.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2013, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $0.2 million, primarily due to the difference between organization and offering costs, which are capitalized for income tax purposes, and intangible drilling costs which are deducted for income tax purposes.

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2013.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the year ended December 31, 2013.  The Partnership has not been subjected to any audits by the Internal Revenue Service for this period.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, subscriptions receivable from investors, accounts receivable from affiliates, accounts payable to affiliates, and accrued liabilities approximates their carrying value due to their short-term nature.

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Partnership has no items of comprehensive income other than net income in any period presented. Therefore, net income as presented in the consolidated statements of operations equals comprehensive income.

4. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the year ended December 31, 2013, the Partnership incurred technical services and administrative costs totaling $49,760. Of these amounts, $45,492 represents technical services capitalized as project costs, and $4,268 represents administrative costs included as general and administrative expenses. At December 31, 2013, the Partnership owed RELP $49,760 for these technical and administrative services. The balance owed was paid to RELP during the first quarter of 2014.

RELP processes joint interest billings and, when production begins, will process revenue payments on behalf of the Partnership. At December 31, 2013, the Partnership owed RELP $350,539 for joint interest and general and administrative charges processed by RELP. When production commences, the cash associated with net revenues processed by RELP will normally be received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership must make payments totaling 15% ($378,750) of the Partnership’s subscriptions from investor partners to Reef as a management fee to cover organization and offering costs, including sales commissions. Reef

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

purchases its units net of the 15% management fee. Accounts payable to affiliates as of December 31, 2013 includes $216,750 for the unpaid portion of the 15% management fee due Reef. This balance was paid to Reef during January 2014.

The Partnership has a receivable from an investor at December 31, 2013 totaling $100,000. The Partnership received the investor’s subscription documents and funds on December 31, 2013. The investor was approved for admittance to the Partnership on December 31, 2013, and the funds were deposited into the Partnership’s escrow account on January 2, 2014. The funds are reflected as a receivable until deposited into the Partnership’s escrow account.

The Partnership has a receivable from Reef at December 31, 2013 related to its required capital contribution. The balance due of $43,578 represents Reef’s obligation to purchase at least 1% of total Partnership units, and, in addition, to contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering cost.  Reef paid the $43,578 during the first quarter of 2014.

5. Customers

The Partnership has no production at December 31, 2013, and, therefore, has no customers. The Partnership expects to sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who will disburse to the Partnership its percentage share of the revenues. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7. Partnership Equity

The offering period for units of Partnership interest began on September 16, 2013 and terminates on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date. Proceeds received were placed into an interest bearing escrow account until, on December 10, 2013, the Partnership reached the minimum subscription level of 10 units required for the escrow agent to fund the Partnership. Reef will purchase at least 1% of the total Partnership units. In addition, Reef will contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering cost.

All units, except those purchased by Reef or Reef affiliates, pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. As of December 31, 2013, the Partnership had raised $2,525,000 from the sale of 17.5000 units of general partner interest and 7.7500 units of limited partner interest to investor partners. Reef contributed $43,578 in connection with its obligation to purchase 0.2551 units of general partner interest (1%) and contribute 1% of total the net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $328,750 were netted from capital contributions, leaving net capital contributions of $2,239,828. Organization costs of $50,000 were expensed, leaving $2,189,828 available for Partnership activities.

Under the terms of the offering, all units of general partner interest, except those owned by Reef, will be converted to units of limited partner interest on a one-to-one basis as soon as practicable after the end of the year in which the Partnership has substantially completed all drilling activity.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Subsequent Event

The Partnership, in early March 2014, increased the percentage of units to be purchased by Reef from a minimum of 1% to a minimum of 5% of the units issued by the Partnership. During the first quarter of 2014 Reef will purchase additional Partnership units, such that as of March 31, 2014 the Partnership will satisfy this level of investment in regard to all units issued as of that date.

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

9. Supplemental Information on Oil & Natural Gas Exploration and Production Activities

(unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2013

Oil and gas property capitalized costs:
Unproved properties	$384,595
Proved properties	170,551
555,146
Less:
Accumulated depreciation, depletion and amortization	—
Property impairment	—
Net capitalized costs	$555,146

Costs Incurred

The following table sets forth costs incurred in oil and gas property acquisition, exploration and development activities during the year ended December 31, 2013.

2013

Acquisition costs of proved properties	$173,658
Acquisition costs of unproved properties	114,430
Exploration costs	65,112
Development costs	224,581
Total costs incurred	$577,781

Results of Operations

The Partnership had no oil and gas producing activities during the year ended December 31, 2013.

Crude Oil and Natural Gas Reserves

Net Proved Reserve Summary

The reserve information presented below is based upon estimates of net proved oil and gas reserves that were prepared by RELP’s senior reservoir engineer as of December 31, 2013. All of the Partnership’s reserves are located in the United States.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  The project to extract the hydrocarbons must have commenced or the interest owner must be reasonably certain that it will commence within a reasonable period of time. At December 31, 2013 the Partnership’s proved reserves are classified as either proved developed non-producing reserves or proved undeveloped reserves. At December 31, 2013, future development costs were estimated to be approximately $258,000 in connection with the Partnership’s proved non-producing reserves, and approximately $572,000 in connection with the Partnership’s proved undeveloped reserves.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

The following table sets forth changes in estimated net proved crude oil and natural gas reserves for the year ended December 31, 2013.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2012	—	—	—
Purchases of minerals in place	50,726	57,528	60,314
Reserves at December 31, 2013	50,726	57,528	60,314

Proved developed non-producing reserves
Balance at December 31, 2012	—	—	—
Balance at December 31, 2013	24,226	28,344	28,950

Proved undeveloped reserves
Balance at December 31, 2012	—	—	—
Balance at December 31, 2013	26,500	29,184	31,364

(1)               Oil includes both oil and natural gas liquids

(2)               BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Standardized Measure of Discounted Future Net Cash Flows

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below.  The Partnership believes such information is essential for a proper understanding and assessment of the data presented.

For the year ended December 31, 2013, the calculation was made using average prices of $96.90 per barrel of crude oil and $3.67per MCF of natural gas. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC, and do not necessarily reflect Reef’s expectations of the Partnership’s actual net cash flow to be derived from those reserves, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

The standardized measure of discounted future net cash flows as of December 31, 2013, and 2012 were as follows:

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Financial Statements (continued)

December 31,	2013
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$5,034,712
Future production costs	(1,346,556)
Future development costs	(829,692)
Future net cash flows	2,858,464
Effect of discounting net cash flows at 10%	(1,310,191)
Discounted future net cash flows	$1,548,273

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2013
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$—
Purchase of minerals in place	1,548,273
Net increase (decrease)	1,548,273
Standardized measure at end of year	$1,548,273