Form 10-Q
period 2014-03-31
Reef Oil & Gas Drilling & Income Fund, L.P.
filed 2014-05-15
CIK 1514993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-172846

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

(Exact name of registrant as specified in its charter)

Texas	32-0388630
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip code)

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

As of April 30, 2014 the registrant had 43.5100 units of general partner interest outstanding, 3.4089 units of general partner interest held by the managing general partner, and 21.2600 units of limited partner interest outstanding.

Reef Oil & Gas Drilling and Income Fund, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$4,766,737	$2,263,056
Subscriptions receivable from partners	60,000	100,000
Accounts receivable from affiliates	179,186	43,578
Total current assets	5,005,923	2,406,634

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $7,245 and $0	643,111	384,595
Unproved properties	110,639	170,551
Net oil and gas properties	753,750	555,146

Total assets	$5,759,673	$2,961,780

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	518,538	567,289
Accrued liabilities	10,000	242,966
Total current liabilities	528,538	810,255

Long-term liabilities:
Asset retirement obligation	1,507	1,234
Total long-term liabilities	1,507	1,234

Commitments and contingencies (Note 4)

Partnership equity
General partners	3,210,837	1,461,820
Limited partners	1,708,017	647,378
Managing general partner	310,774	41,093
Partnership equity	5,229,628	2,150,291

Total liabilities and partnership equity	$5,759,673	$2,961,780

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Statement of Operations

(Unaudited)

For the three months ended March 31, 2014

Oil, gas and NGL sales	$30,281

Costs and expenses:
Lease operating expenses	$206
Production taxes	3,356
Depreciation, depletion and amortization	7,245
Accretion of asset retirement obligation	24
General and administrative expenses	30,522
Total costs and expenses	41,353

Loss from operations	(11,072)

Other income (expense):
Interest income	386
Total other income (expense)	386

Net loss	$(10,686)

Net loss per general partner unit	$(163.38)
Net loss per limited partner unit	$(175.68)
Net loss per managing general partner unit	$(290.11)

See accompanying notes to condensed financial statements (unaudited)

Reef Oil & Gas Drilling and Income Fund, L.P.

Statement of Cash Flows

(Unaudited)

For the three months ended March 31, 2014

Cash flows from operating activities
Net loss	$(10,686)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	7,245
Accretion of asset retirement obligation	24
Changes in operating assets and liabilities:
Accounts payable to affiliates	(66,518)
Accrued liabilities	10,000
Net cash used in operating activities	(59,935)

Cash flows from investing activities
Property acquisition and development	(297,299)
Net cash used in investing activities	(297,299)

Cash flows from financing activities
Partner capital contributions	3,491,965
Offering costs	(631,050)
Net cash provided by financing activities	2,860,915

Net increase (decrease) in cash and cash equivalents	2,503,681
Cash and cash equivalents at beginning of period	2,263,056
Cash and cash equivalents at end of period	$4,766,737

Non-cash investing transactions
Additions to property and asset retirement obligation	$249
Property additions included in accounts payable to affiliates	$462,213

Non-cash financing transactions
Capital contributions included in subscriptions receivable from partners	$60,000
Capital contributions included in accounts receivable from affiliates	$179,186
Offering costs included in accounts payable to affiliates	$83,250

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only material changes in accounting policies, accounting details, or financial statement notes during the first three months of 2014. Therefore, please read these unaudited condensed financial statements and notes to the unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

While the Partnership was formed in September 2012, the Partnership did not raise any capital from investors or conduct any business prior to September 2013. On September 4, 2013, the SEC declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering, pursuant to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. The Partnership had no assets, liabilities, or net worth prior to September 2013. Therefore, there is no comparable data for the three month period ended March 31, 2013.

2. Summary of Accounting Policies

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 were expensed in the statement of operations for the year ended December 31, 2013. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $497,550 and $328,750 during the three month period ended March 31, 2014 and the year ended December 31, 2013, respectively, have been recorded as a reduction of the proceeds of the offering.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three month period ended March 31, 2014 and the year ended December 31, 2013, the Partnership recognized no property impairment expense of proved properties.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The Partnership had one well in progress on its Archer property, and three undrilled well locations on its Riverside property classified as unproved property at December 31, 2013.  During the first quarter of 2014, the well on the Archer property tested positive for crude oil and natural gas and began production operations during April 2014. Costs associated with this well were transferred to proved properties on the Partnership’s balance sheet during the first quarter of 2014. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the three month period ended March 31, 2014 and the year ended December 31, 2013, the Partnership recognized no property impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2014 and the year ended December 31, 2013.

	Three months ended March 31, 2014	Year ended December 31, 2013
Beginning asset retirement obligation	$1,234	$—
Additions related to new properties	249	1,234
Accretion expense	24	—
Ending asset retirement obligation	$1,507	$1,234

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, subscriptions receivable from investors, accounts receivable from affiliates, accounts payable to affiliates, and accrued liabilities approximates their carrying value due to their short-term nature.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month period ended March 31, 2014, the Partnership incurred technical services and general and administrative costs totaling $17,459. Of this amount, $12,634 represents technical services capitalized as project costs, and $4,825 represents administrative costs included as general and administrative expenses.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2014 and December 31, 2013, the Partnership owed RELP $435,288 and $350,539, respectively, for joint interest and general and administrative charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership must make payments totaling 15% of the Partnership’s subscriptions from investor partners to Reef as a management fee to cover organization and offering costs, including sales commissions. Reef purchases its units net of the 15% management fee. Accounts payable to affiliates as of March 31, 2014 and December 31, 2013 includes $83,250 and $216,750 for the unpaid portion of the 15% management fee due Reef. These balances were paid to Reef during April 2014 and January 2014, respectively.

The Partnership had receivables from investors at March 31, 2014 and December 31, 2013 totaling $60,000 and $100,000, respectively. The Partnership had received these investor subscription documents and funds as of the end of the respective period but had not yet approved the investors for admittance to the Partnership. Upon approval funds were immediately deposited into the Partnership’s escrow account during the subsequent period. The funds are reflected as a receivable until deposited into the Partnership’s escrow account.

The Partnership has a receivable from Reef at March 31, 2014 and December 31, 2013 totaling $179,186 and $43,578, respectively, related to its required capital contribution. At December 31, 2013 Reef’s had an obligation to purchase at least 1% of total Partnership units, and, in addition, to contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering cost.  During March 2014, Reef increased its obligation to purchase Partnership units to a minimum of 5% of total Partnership units. During March 2014 Reef calculated the additional units required to be purchased such that, as of March 31, 2014, Reef would satisfy the 5% minimum investment level in regard to all Partnership units issued as of that date. No change was made to the 1% net capital contribution requirement.  Reef has subsequently paid these balances to the Partnership.

4. Partnership Equity

The offering period for units of Partnership interest began on September 16, 2013 and terminates on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 10 units required for the escrow agent to fund the Partnership on December 10, 2013. Subsequent to that date, additional proceeds are placed into the same interest bearing escrow account and funded on a weekly basis to the Partnership. Reef is obligated to purchase at least 5% of the total outstanding Partnership units and to contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering costs.

All units except those purchased by Reef or Reef affiliates pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions.  As of March 31, 2014, the Partnership had raised $5,842,000 from the sale of 38.1500 units of general partner interest and 20.2700 units of limited partner interest to investor partners. Reef contributed $261,352 in connection with its obligation to purchase 3.0747 units of general partner interest (5%) and contributed $52,799 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $826,300 were netted from capital contributions, leaving net capital contributions of $5,329,851. Organization costs of $50,000 were expensed, leaving $5,279,851 available for Partnership activities.

Under the terms of the offering, all units of general partner interest, except those owned by Reef, will be converted to units of limited partner interest on a one-to-one basis as soon as practicable after the end of the year in which the Partnership has substantially completed all drilling activity.

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month period ended March 31, 2014 is detailed below.

For the three months ended March 31, 2014

Type of Unit	Number of Units	Net Income (Loss)	Net loss per unit
Managing general partner units	3.0747	$(892)	$(290.11)
General partner units	38.1500	(6,233)	(163.38)
Limited partner units	20.2700	(3,561)	(175.68)
Total	61.4947	$(10,686)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control.  All statements, other than statements of historical fact, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans and objectives of management are forward looking statements. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to our investors. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s Annual Report. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  All forward looking statements speak as of the filing date of this report. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

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

During the fourth quarter of 2013, the Partnership purchased two leases in McKenzie County, North Dakota, the Archer property and the Riverside property respectively, which provide the Partnership with working interests in thirteen wells that are expected to be drilled. Drilling operations on six wells in the Archer property were completed during the fourth quarter of 2013, and all six of these wells tested for commercially producible quantities of crude oil and natural gas during the first quarter of 2014. The six Archer wells were placed on production during April 2014. The Partnership expects seven wells to be drilled on the Riverside Property, with drilling operations commencing sometime during 2014. The operator has already applied to the State of North Dakota for drilling permits for six of the wells on the Riverside property. The Partnership expects to operate solely in the United States. The Partnership did not make any property acquisitions during the first quarter of 2014.

The Partnership continues its offering period through June 2015.  The actual number, identity, and percentage working interest in leases and wells to be acquired by the Partnership in the future will depend upon the amount of capital raised by the Partnership.

The Partnership does not anticipate it will borrow funds during the expending of the initial capital raised by the Partnership, and crude oil and natural gas revenues from successful wells, net of operating, general and administrative, and other costs will be distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to acquire additional properties and conduct drilling operations on those properties, or to conduct drilling operations for the purpose of further developing existing partnership properties. Upon the termination of the Partnership offering period, Reef estimates that it will take up to 24 months until all Partnership capital raised is expended or committed to projects.

Although the Partnership is not prohibited from participating in the drilling of exploratory wells, the Partnership will focus primarily on the acquisition of producing properties with associated developmental drilling opportunities, and upon the acquisition of leases with developmental drilling locations.

The Partnership actively seeks participation as a minority non-operated working interest owner in leases, prospects, and drilling projects developed and operated by other independent and major oil and gas industry partners.  Such participation will allow the Partnership to benefit from the expertise of those entities and increase the diversity of its investment properties, potentially decreasing the overall drilling risk to the investors.

The Partnership does not operate in any other industry segment. Should the Partnership require funds subsequent to the expenditure of its initial capital contributions, the Partnership’s partnership agreement allows borrowings from banks, Reef, or any Reef affiliate of up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Loans made available by Reef or its affiliates will not earn interest in excess of the current rate charged by independent third parties. In no case will the Partnership borrow funds unless the lender agrees that it will have no recourse against the individual investor partners.  Should the Partnership elect to borrow monies, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions.

The Partnership is permitted but is currently not engaged in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.

Liquidity and Capital Resources

The Partnership will be funded with capital contributions from investor partners and the managing general partner. The managing general partner will purchase a minimum of 5% of total partnership units and in addition, contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering costs. At March 31, 2014, cumulative capital contributions totaled $6,156,151. The Partnership had raised $5,842,000 from the sale of 38.1500 units of general partner interest and 20.2700 units of limited partner interest to investor partners. Reef contributed $261,352 in connection with its obligation to purchase 3.0747 units of general partner interest (5%) and contributed $52,799 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $826,300 were netted from capital contributions, leaving net capital contributions of $5,329,851. Organization costs of $50,000 were expensed during 2013, leaving $5,279,851 available for Partnership activities. The Partnership was formed on September 6, 2012, but did not raise any capital from investors or conduct any business until September 16, 2013, the date of the Partnership’s prospectus. Partnership units are being offered for sale through June 30, 2015.

The Partnership had working capital of $4,477,385 at March 31, 2014, which will be used primarily for the acquisition of undeveloped leases and for producing properties which have additional developmental drilling opportunities.

Net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs, will be distributed to investors. The Partnership currently has six wells drilled on its Archer property that began production operations during April 2014. The Partnership has not yet received a division order from the operator of the Archer property. The division order is a document that the operator sends all interest owners in a well requesting they confirm their interest ownership, and is used as the basis to calculate and pay the interest owners in a well. Because revenues are not expected to be received until after a division order is signed, Reef is currently unable to estimate when initial revenues will be received and distributions to investor partners will begin.

Until the offering is terminated and the Partnership expends the capital raised during the offering, it is not known whether any borrowings will be required for additional acquisitions or developmental activities.  Should the Partnership require additional funds for investment, those funds may come from current net cash flows otherwise distributed to the partners, from the sale of Partnership properties, or from borrowings. The Partnership Agreement prohibits the issuance of additional assessments to the investor partners.

Results of Operations

The following is a discussion of the results of operations for the three month period ended March 31, 2014. There is no comparable data for the period ended March 31, 2013. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the period indicated on a BOE basis. The sales volumes of crude oil and natural gas shown in the table below were produced during the testing phase of the wells in the Archer property that occurred during January and February 2014. Subsequent to the testing of the wells, they were shut-in until production facilities could be installed. The six Archer wells began production operations during April 2014.

Three months ended March 31, 2014
Sales volumes:
Crude oil (Barrels)	342
Natural gas (Mcf)	49

Average sales prices received:
Crude oil (Barrels)	$87.81
Natural gas (Mcf)	$4.52

The estimated net proved crude oil and natural gas reserves as of March 31, 2014 are summarized below. The Partnership had no proved reserves at March 31, 2013. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to be recoverable commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2014	54,826	62,442

Three months ended March 31, 2014

The Partnership incurred a net loss of $10,686 for the three month period ended March 31, 2014. General and administrative costs incurred during the quarter exceeded the oil and gas sales revenues from the six Archer wells during their testing period.

The Partnership had sales revenues of $30,281 for the three month period ended March 31, 2014. These revenues relate to the production from the six Archer wells during their testing period in late January and early February 2014. Following the successful testing of the wells, they were shut-in for construction of the necessary production facilities.  The wells began production operations during April 2014.

General and administrative costs for the three month period ended March 31, 2014 totaled $30,522. Approximately 80% of these costs were professional services costs for the annual audit of the Partnership and for services related to initial XBRL mapping and filing of the reports with the SEC.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

	By:	Reef Oil & Gas Partners, L.P.
its Managing Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 15, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith