Form 10-Q
period 2014-06-30
Reef Oil & Gas Drilling & Income Fund, L.P.
filed 2014-08-14
CIK 1514993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

(972)-437-6792

(Registrant’s telephone number, including area code)

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

As of July 31, 2014 the registrant had 66.2010 units of general partner interest outstanding, 5.4848 units of general partner interest held by the managing general partner, and 38.0100 units of limited partner interest outstanding.

Reef Oil & Gas Drilling and Income Fund, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,432,806	$2,263,056
Subscriptions receivable from partners	50,000	100,000
Accounts receivable from affiliates	192,820	43,578
Total current assets	7,675,626	2,406,634

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $52,292 and $0	690,122	384,595
Unproved properties	110,639	170,551
Net oil and gas properties	800,761	555,146

Total assets	$8,476,387	$2,961,780

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	73,500	567,289
Accrued liabilities	763	242,966
Total current liabilities	74,263	810,255

Long-term liabilities:
Asset retirement obligation	1,537	1,234
Total long-term liabilities	1,537	1,234

Partnership equity
General partners	5,274,496	1,461,820
Limited partners	2,618,528	647,378
Managing general partner	507,563	41,093
Partnership equity	8,400,587	2,150,291

Total liabilities and partnership equity	$8,476,387	$2,961,780

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2014	For the six months ended June 30, 2014

Oil, gas and NGL sales	$175,567	$205,848

Costs and expenses:
Lease operating expenses	$1,609	$1,815
Production taxes	19,534	22,890
Depreciation, depletion and amortization	45,047	52,292
Accretion of asset retirement obligation	30	54
General and administrative expenses	70,114	100,636
Total costs and expenses	136,334	177,687

Income from operations	39,233	28,161

Other income:
Interest income	960	1,346
Total other income	960	1,346

Net income	$40,193	$29,507

Net income per general partner unit	$310.67	$210.46
Net income per limited partner unit	$335.74	$220.35
Net income per managing general partner unit	$2,145.41	$1,963.29

See accompanying notes to condensed financial statements (unaudited)

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Statement of Cash Flows

(Unaudited)

For the six months ended June 30, 2014

Cash flows from operating activities
Net income	$29,507
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	52,292
Accretion of asset retirement obligation	54
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(153,427)
Accounts payable to affiliates	(39,593)
Accrued liabilities	763
Net cash used in operating activities	(110,404)

Cash flows from investing activities
Property acquisition and development	(851,570)
Net cash used in investing activities	(851,570)

Cash flows from financing activities
Partner capital contributions	7,292,139
Offering costs	(1,160,415)
Net cash provided by financing activities	6,131,724

Net increase in cash and cash equivalents	5,169,750
Cash and cash equivalents at beginning of period	2,263,056
Cash and cash equivalents at end of period	$7,432,806

Non-cash investing transactions
Additions to property and asset retirement obligation	$249

Non-cash financing transactions
Capital contributions included in subscriptions receivable from partners	$50,000
Capital contributions included in accounts receivable from affiliates	$39,393
Offering costs included in accounts payable to affiliates	$73,500

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only material changes in accounting policies, accounting details, or financial statement notes during the first six months of 2014. Therefore, please read these unaudited condensed financial statements and notes to the unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

While the Partnership was formed in September 2012, the Partnership did not raise any capital from investors or conduct any business prior to September 2013. On September 4, 2013, the SEC declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering, pursuant to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. The Partnership had no assets, liabilities, or net worth prior to September 2013. Therefore, there is no comparable data for the three and six month periods ended June 30, 2013.

2. Summary of Accounting Policies

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for  units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 were expensed in the statement of operations for the year ended December 31, 2013. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $519,615 and $1,017,165 during the three and six month periods ended June 30, 2014, respectively, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel of oil (“Bbl”). Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month  price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and six month periods ended June 30, 2014, the Partnership recognized no property impairment expense of proved properties.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Of the six wells drilled but not yet tested on the Archer property at December 31, 2013, one was classified as unproved property. Three of the seven undrilled well locations on the Riverside property are classified as unproved property at December 31, 2013.  During the first quarter of 2014, the unproved well on the Archer property tested positive for crude oil and natural gas, and all six Archer property wells began production operations during April 2014. Costs associated with the Archer property unproved well were transferred to proved properties on the Partnership’s balance sheet during the first quarter of 2014. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation. To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the three and six month periods ended June 30, 2014, the Partnership recognized no property impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2014 and the year ended December 31, 2013.

	Six months ended June 30, 2014	Year ended December 31, 2013
Beginning asset retirement obligation	$1,234	$—
Additions related to new properties	249	1,234
Accretion expense	54	—
Ending asset retirement obligation	$1,537	$1,234

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, subscriptions receivable from partners, accounts receivable from affiliates, accounts payable to affiliates, and accrued liabilities approximates their carrying value due to their short-term nature.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2014, the Partnership incurred technical services and general and administrative costs totaling $30,615 and  $48,074, respectively. Of these amounts, $9,798 and $22,432 represent technical services capitalized as project costs, and $20,817 and $25,642 represent administrative costs included as general and administrative expenses on the accompanying statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2014, RELP owed the Partnership $153,427 for net revenues processed in excess of joint interest and technical and administrative charges. At December 31, 2013, the Partnership owed RELP $350,539 for joint interest and technical and administrative charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership must make payments totaling 15% of the Partnership’s subscriptions from investor partners to Reef as a management fee to cover organization and offering costs, including sales commissions. Reef purchases its units net of the 15% management fee. Accounts payable to affiliates as of June 30, 2014 and December 31, 2013 includes $73,500 and $216,750 for the unpaid portion of the 15% management fee due Reef. These balances were paid to Reef during July 2014 and January 2014, respectively.

The Partnership had receivables from investors at June 30, 2014 and December 31, 2013 totaling $50,000 and $100,000, respectively. The Partnership had received these investor subscription documents and funds as of the end of the respective period. After review of the subscription documents, the investors were approved for admittance to the Partnership, and these funds were deposited into the Partnership’s escrow account in July 2014 and January 2014, respectively. The funds are reflected as a receivable until deposited into the Partnership’s escrow account.

The Partnership has a receivable from Reef at June 30, 2014 and December 31, 2013 totaling $39,393 and $43,578, respectively, related to its required capital contribution. At December 31, 2013 Reef had an obligation to purchase at least 1% of total Partnership units, and, in addition, to contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering cost.  During March 2014, Reef increased its obligation to purchase Partnership units to a minimum of 5% of total Partnership units. During March 2014, Reef calculated the additional units required to be purchased such that, as of March 31, 2014, Reef would satisfy the 5% minimum investment level in regard to all Partnership units issued as of that date. No change was made to the 1% net capital contribution requirement.  Reef has subsequently paid these balances to the Partnership.

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

All units except those purchased by Reef or Reef affiliates pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions.  From the inception of the offering through June 30, 2014, the Partnership had raised $9,306,100 from the sale of 62.2010 units of general partner interest and 30.8600 units of limited partner interest to investor partners. Reef contributed $416,325 in connection with its obligation to purchase 4.8979 units of general partner interest (5%) and contributed $84,107 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $1,345,915 were netted from capital contributions, leaving net capital contributions of $8,460,617. Organization costs of $50,000 were expensed, leaving $8,410,617 available for Partnership activities.

Under the terms of the offering, all units of general partner interest, except those owned by Reef, will be converted to units of limited partner interest on a one-to-one basis as soon as practicable after the end of the year in which the Partnership has substantially completed all drilling activity.

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2014 is detailed below.

For the three months ended June 30, 2014

Type of Unit	Number of Units	Net Income	Net income per unit
Managing general partner units	4.8979	$10,508	$2,145.41
General partner units	62.2010	19,324	310.67
Limited partner units	30.8600	10,361	335.74
Total	97.9589	$40,193

For the six months ended June 30, 2014

Type of Unit	Number of Units	Net Income	Net income per unit
Managing general partner units	4.8979	$9,616	$1,963.29
General partner units	62.2010	13,091	210.46
Limited partner units	30.8600	6,800	220.35
Total	97.9589	$29,507

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto, included in this Quarterly Report, and the audited financial statements and the related notes thereto, included in the Annual Report.

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

Overview

Reef Oil & Gas Drilling and Income Fund, L.P. is a Texas limited partnership formed to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken area in North Dakota. The primary purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas. The majority of the Partnership’s capital derived from the offering has been or will be used for lease and property acquisition costs, intangible drilling and development costs, and well completion costs.

During the fourth quarter of 2013, the Partnership purchased two leases in McKenzie County, North Dakota, referred to herein as the Archer property and the Riverside property, respectively, which are expected to provide the Partnership with working interests in up to thirteen wells. Drilling operations on six of the wells in the Archer property were completed during the fourth quarter of 2013, and all six of these wells were placed into production during April 2014. The Partnership expects seven additional wells to be drilled on the Riverside property, with drilling operations commencing sometime during the last half of 2014. The operator has already applied to the State of North Dakota for drilling permits for all seven of the wells expected to be drilled on the Riverside property. The Partnership expects to operate solely in the United States. The Partnership has not made any property acquisitions during the first half of 2014.

The Partnership plans to continue its offering period through June 2015.  The actual number, identity, and percentage of working interest in leases and wells to be acquired by the Partnership in the future will depend upon the amount of capital raised by the Partnership.

The Partnership does not anticipate it will borrow funds during the period of time it is expending the initial capital raised by the Partnership, and crude oil and natural gas revenues from successful wells, net of operating, general and administrative, and other costs is expected to be distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to acquire additional properties and conduct drilling operations on those properties, or to conduct drilling operations for the purpose of further developing existing partnership properties. Upon the termination of the Partnership offering period, Reef estimates that it will take up to an additional twenty-four months until all Partnership capital raised is expended or committed to projects.

Although the Partnership is not prohibited from participating in the drilling of exploratory wells, the Partnership has and will focus primarily on the acquisition of producing properties with associated developmental drilling opportunities, and upon the acquisition of leases with developmental drilling locations.

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

The Partnership is permitted to engage, but is currently not engaged in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.

Liquidity and Capital Resources

The Partnership is funded with capital contributions from investor partners and the managing general partner. The managing general partner will purchase a minimum of 5% of total partnership units and in addition, contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering costs. At June 30, 2014, cumulative capital contributions totaled $9,806,532. The Partnership raised $9,306,100 from the sale of 62.2010 units of general partner interest and 30.8600 units of limited partner interest to investor partners. Reef contributed $416,325 in connection with its obligation to purchase 4.8979 units of general partner interest (5%) and contributed $84,107 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $1,345,915 were netted from capital contributions, leaving net capital contributions of $8,460,617. Organization costs of $50,000 were expensed leaving $8,410,617 available for Partnership activities. The Partnership was formed on September 6, 2012, but did not raise any capital from investors or conduct any business until September 16, 2013, the date of the Partnership’s prospectus. Partnership units are expected to be offered for sale through June 30, 2015.

The Partnership had working capital of $7,601,363 at June 30, 2014, which will be used primarily for the acquisition of undeveloped leases and for producing properties which are believed to have additional developmental drilling opportunities.

Net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs, is expected to be distributed to investors. The Partnership currently holds interest in six wells drilled on its Archer property that began production operations during April 2014. The Partnership has not yet received a division order from the operator of the Archer property. The division order is a document that the operator sends all interest owners in a well requesting they confirm their interest ownership, and is used as the basis to calculate and pay the interest owners in a well. The accrued revenue is not expected to be received until a division order is signed. Reef is currently unable to estimate when initial revenues will be received and distributions to investor partners will begin.

Until the offering is terminated and the Partnership expends all of the capital raised during the offering, it is not known whether any borrowings will be required for additional acquisitions or developmental activities. Should the Partnership require additional funds for investment, those funds may come from current net cash flows that would otherwise be distributed to the partners, from the sale of Partnership properties, or from borrowings. The Partnership Agreement prohibits the imposition of additional assessments to the investor partners.

Results of Operations

The following is a discussion of the results of operations for the three and six month periods ended June 30, 2014. There is no comparable data for the period ended June 30, 2013. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated on a BOE basis. The six wells on the Archer property began production operations during late April 2014. The wells also produced and sold crude oil and natural gas during the testing phase of the wells in January and February 2014.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Sales volumes:
Crude oil (Bbls)	1,747	2,089
Natural gas (Mcf)	1,197	1,246

Average sales prices received:
Crude oil (Bbls)	$95.59	$94.31
Natural gas (Mcf)	$7.18	$7.07

The estimated net proved crude oil and natural gas reserves as of June 30, 2014 are summarized below. The Partnership had no proved reserves at June 30, 2013. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to be recoverable commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2014	54,082	61,592

Three months ended June 30, 2014

The Partnership had net income of $40,193 for the three month period ended June 30, 2014 attributable primarily to revenues generated by the six Archer property wells during the three month period ended June 30, 2014, which exceeded operating and general and administrative costs.

The Partnership had sales revenues of $175,567 for the three month period ended June 30, 2014. These revenues are associated with production from the six Archer property wells, which began production operations in late April.

General and administrative costs for the three month period ended June 30, 2014 totaled $70,114. Approximately 60% of these costs were professional services costs for the annual audit and quarterly review of the Partnership’s financial statements and for services related to XBRL mapping and filing of the reports with the SEC.  Approximately 40% of these costs represent other general and administrative expenses, primarily legal costs and administrative overhead. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to various partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged by RELP to the Partnership totaled $14,719 for the three month period ended June 30, 2014.

Six months ended June 30, 2014

The Partnership had net income of $29,507 for the six month period ended June 30, 2014 attributable primarily to revenues generated by the six Archer property wells during the six month period ended June 30, 2014 which exceeded operating and general and administrative costs.

The Partnership had sales revenues of $205,848 for the six month period ended June 30, 2014. Approximately 15% of these revenues are associated with the testing phase of the six Archer property wells which occurred in late January and early February 2014. The remaining approximately 85% of sales revenues are associated with actual production operations which began in late April.

General and administrative costs for the six month period ended June 30, 2014 totaled $100,636. Approximately 73% of these costs were professional services costs for the annual audit and quarterly review of the Partnership’s financial statements and for services related to XBRL mapping and filing of the reports with the SEC.  Approximately 27% of these costs represent other general and administrative expenses, primarily legal costs and administrative overhead. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to various partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged by RELP to the Partnership totaled $14,733 for the six month period ended June 30, 2014.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On September 4, 2013, the SEC declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering of limited partner and general partner interests, subsequent to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. The offering period is currently open, and will terminate on June 30, 2015, unless the Partnership is fully subscribed or Reef terminates the offering prior to that date. All sales of Partnership units are made through the offering’s dealer manager, Reef Securities, Inc., and a number of soliciting dealers. During the offering period, the Partnership is authorized to sell up to 2,250 units of partner interest at a price of $100,000 per unit, for a maximum offering amount of $225,000,000. The Partnership is offering a maximum of 1,912.25 units of general partner interest ($191,225,000) and a maximum of 337.75 units of limited partner interest ($33,775,000).

As of June 30, 2014, the Partnership has raised $6,220,100 from the sale of 62.2010 units of general partner interest and $3,086,000 from the sale of 30.8600 units of limited partner interest to investor partners. Reef has purchased 4.8979 units of general partner interest for $416,325 as a result of its obligation to purchase a minimum of 5% of total Partnership units. In addition, Reef has contributed $84,107 as a result of its obligation to contribute 1% of the net capital of the Partnership after payment of all organization and offering costs. Total offering proceeds as of June 30, 2014 were $9,806,532.

All units except those purchased by Reef pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. As of June 30, 2014, organization and offering costs totaling $1,395,915 had been paid or accrued to Reef, the Partnership’s managing general partner, leaving $8,410,617 available for Partnership activities.

As of June 30, 2014, the Partnership had expended $851,570 on the acquisition and development of two oil and gas leases, referred to herein as the Archer property and the Riverside property. Partnership working capital totaled $7,601,363 at June 30, 2014.

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

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

	By:	Reef Oil & Gas Partners, L.P.
its Managing Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 14, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Oil & Gas Partners, L.P.
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