Form 10-Q
period 2014-09-30
Reef Oil & Gas Drilling & Income Fund, L.P.
filed 2014-11-14
CIK 1514993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014 the registrant had 86.8010 units of general partner interest outstanding, 7.0558 units of general partner interest held by the managing general partner, and 47.2600 units of limited partner interest outstanding.

Reef Oil & Gas Drilling and Income Fund, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,389,985	$2,263,056
Subscriptions receivable from partners	100,000	100,000
Accounts receivable from affiliates	366,464	43,578
Total current assets	10,856,449	2,406,634

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $112,910 and $0	650,974	384,595
Unproved properties	110,639	170,551
Net oil and gas properties	761,613	555,146

Total assets	$11,618,062	$2,961,780

Liabilities and partnership equity

Current liabilities:
Accounts payable to affiliates	26,250	567,289
Accrued liabilities	5,777	242,966
Total current liabilities	32,027	810,255

Long-term liabilities:
Asset retirement obligation	1,566	1,234
Total long-term liabilities	1,566	1,234

Partnership equity
General partners	6,861,979	1,461,820
Limited partners	4,009,179	647,378
Managing general partner	713,311	41,093
Partnership equity	11,584,469	2,150,291

Total liabilities and partnership equity	$11,618,062	$2,961,780

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014

Oil, gas and NGL sales	$235,991	$441,839

Costs and expenses:
Lease operating expenses	$4,914	$6,729
Production taxes	26,676	49,566
Depreciation, depletion and amortization	60,618	112,910
Accretion of asset retirement obligation	29	83
General and administrative expenses	34,736	135,372
Total costs and expenses	126,973	304,660

Income from operations	109,018	137,179

Other income:
Interest income	2,030	3,376
Total other income	2,030	3,376

Net income	$111,048	$140,555

Net income per general partner unit	$716.74	$879.96
Net income per limited partner unit	$654.10	$799.21
Net income per managing general partner unit	$3,426.44	$4,864.37

See accompanying notes to condensed financial statements (unaudited)

Reef Oil & Gas Drilling and Income Fund, L.P.

Condensed Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2014

Cash flows from operating activities
Net income	$140,555
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	112,910
Accretion of asset retirement obligation	83
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(359,121)
Accounts payable to affiliates	(39,593)
Accrued liabilities	5,777
Net cash used in operating activities	(139,389)

Cash flows from investing activities
Property acquisition and development	(873,040)
Net cash used in investing activities	(873,040)

Cash flows from financing activities
Partner capital contributions	10,857,023
Offering costs	(1,717,665)
Net cash provided by financing activities	9,139,358

Net increase in cash and cash equivalents	8,126,929
Cash and cash equivalents at beginning of period	2,263,056
Cash and cash equivalents at end of period	$10,389,985

Non-cash investing transactions
Additions to property and asset retirement obligation	$249

Non-cash financing transactions
Capital contributions included in subscriptions receivable from partners	$100,000
Capital contributions included in accounts receivable from affiliates	$7,343
Offering costs included in accounts payable to affiliates	$26,250

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Drilling and Income Fund, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Drilling and Income Fund, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only material changes in accounting policies, accounting details, or financial statement notes during the first nine months of 2014. Therefore, please read these unaudited condensed financial statements and notes to the unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

While the Partnership was formed in September 2012, the Partnership did not raise any capital from investors or conduct any business prior to September 2013. On September 4, 2013, the SEC declared the Partnership’s registration statement on Form S-1 (File No. 333-172846) effective for the Partnership’s public offering, pursuant to which the Partnership filed a prospectus dated September 16, 2013 and commenced the offering of Partnership units. As of September 30, 2013, the Partnership had not sold any Partnership units, and had no assets, liabilities, or net worth at September 30, 2013. Therefore, there is no comparable data for the three and nine month periods ended September 30, 2013.

2. Acquisitions

On September 18, 2014, the Partnership entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Arbol Resources, Inc. (“Arbol”). Under the terms of the Purchase Agreement, the Partnership agreed to purchase from Arbol certain oil and gas working interests in LaSalle and Frio Counties, Texas (the “Purchased Interests”) for an initial price of $11.25 million, subject to certain adjustments, including (i) adjustments for certain liabilities incurred on and revenues generated by the Purchased Interests since April 1, 2014 and (ii) certain adjustments related to environmental and title defects discovered by the Partnership prior to closing the acquisition. The Purchased Interests include working interests in 67 producing oil and gas wells, five wells that have been drilled or are being drilled, but have not yet been completed, and an estimated 108 drilling locations on which wells may be drilled in the future, each of which are located in the Eagle Ford Shale. The Partnership expects that drilling activities on the properties will be conducted over approximately seven years, with the exact timing of such drilling activities to be determined by the operator, and that estimated drilling and development costs of the 108 undrilled locations, net to the Partnership, will total approximately $20 million over the drilling period.

On October 14, 2014, the Partnership and Arbol completed the transaction contemplated by the Purchase Agreement for an adjusted purchase price of approximately $11.9 million. In connection with the transaction, the Partnership entered into a Credit Agreement (the “Credit Agreement”) and a related Promissory Note (the “Promissory Note”) with Texas Capital Bank, N.A., as lender. The Partnership initially borrowed $2.0 million under the terms of the Credit Agreement, and paid from its available cash approximately $9.9 million for the Purchased Interests.

3. Summary of Accounting Policies

Organization and Offering Costs

Organization and offering costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 were expensed in the statement of operations for the year ended December 31, 2013. Offering costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $510,000 and $1,527,165 during the three and nine month periods ended September 30, 2014, respectively, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel of oil (“Bbl’). Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and nine month periods ended September 30, 2014, the Partnership recognized no property impairment expense of proved properties.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Of the six wells drilled but not yet tested on the oil and gas lease located in McKenzie County, North Dakota in which the Partnership owns a working interest (known as the “Archer Property”) at December 31, 2013, one was classified as unproved property. Three of the seven undrilled well locations on the Federal oil and gas lease in McKenzie County, North Dakota in which the Partnership owns a working interest (known as the “Riverside Property”), are classified as unproved property at December 31, 2013.  During the first quarter of 2014, the unproved well on the Archer Property tested positive for crude oil and natural gas, and all six Archer Property wells began producing during April 2014. Costs associated with the Archer Property unproved well were transferred to and classified as proved properties on the Partnership’s balance sheet during the first quarter of 2014. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation. To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the three and nine month periods ended September 30, 2014, the Partnership recognized no property impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2014 and the year ended December 31, 2013.

	Nine months ended September 30, 2014	Year ended December 31, 2013
Beginning asset retirement obligation	$1,234	$—
Additions related to new properties	249	1,234
Accretion expense	83	—
Ending asset retirement obligation	$1,566	$1,234

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

4. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2014, the Partnership incurred technical services and general and administrative costs totaling $23,457 and $71,531, respectively. Of these amounts, $1,413 and $23,845 represent technical services capitalized as project costs, and $22,044 and $47,686 represent administrative costs included as general and administrative expenses on the accompanying statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2014, RELP owed the Partnership $359,121 for net revenues processed in excess of joint interest and technical and administrative charges. At December 31, 2013, the Partnership owed RELP $350,539 for joint interest and technical and administrative charges processed in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership must make payments totaling 15% of the Partnership’s subscriptions from investor partners to Reef as a management fee to cover organization and offering costs, including sales commissions. Reef purchases its units net of the 15% management fee. Accounts payable to affiliates as of September 30, 2014 and December 31, 2013 includes $26,250 and $216,750 for the unpaid portion of the 15% management fee due Reef. These balances were paid to Reef during October 2014 and January 2014, respectively.

The Partnership had subscriptions receivable from partners at September 30, 2014 and December 31, 2013 totaling $100,000 and $100,000, respectively. The Partnership had received these partner subscription documents and funds as of the end of the respective period. After review of the subscription documents, the partners were approved for admittance to the Partnership, and these funds were deposited into the Partnership’s escrow account in October 2014 and January 2014, respectively. The funds are reflected as a receivable until deposited into the Partnership’s escrow account.

The Partnership has a receivable from Reef at September 30, 2014 and December 31, 2013 totaling $7,343 and $43,578, respectively, related to its required capital contribution. At December 31, 2013 Reef had an obligation to purchase at least 1% of total Partnership units, and, in addition, to contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering cost.  During March 2014, Reef increased its obligation to purchase Partnership units to a minimum of 5% of total Partnership units. During March 2014, Reef calculated the additional units required to be purchased such that, as of March 31, 2014, Reef would satisfy the 5% minimum investment level in regard to all Partnership units issued as of that date. No change was made to the 1% net capital contribution requirement.  Reef has subsequently paid these balances to the Partnership.

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

All units except those purchased by Reef or Reef affiliates pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions.  From the inception of the offering through September 30, 2014, the Partnership had raised $12,706,100 from the sale of 80.2010 units of general partner interest and 46.8600 units of limited partner interest to investor partners. Reef contributed $568,431 in connection with its obligation to purchase 6.6874 units of general partner interest (5%) and contributed $114,835 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $1,855,915 were netted from capital contributions, leaving net capital contributions of $11,533,451. Organization costs of $50,000 were expensed, leaving $11,483,451 available for Partnership activities.

Under the terms of the offering, all units of general partner interest, except those owned by Reef, will be converted to units of limited partner interest on a one-to-one basis as soon as practicable after the end of the year in which the Partnership has substantially completed all drilling activity.

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2014 is detailed below.

For the three months ended September 30, 2014

Type of Unit	Number of Units	Net Income	Net income per unit
Managing general partner units	6.6874	$22,914	$3,426.44
General partner units	80.2010	57,483	716.74
Limited partner units	46.8600	30,651	654.10
Total	133.7484	$111,048

For the nine months ended September 30, 2014

Type of Unit	Number of Units	Net Income	Net income per unit
Managing general partner units	6.6874	$32,530	$4,864.37
General partner units	80.2010	70,574	879.96
Limited partner units	46.8600	37,451	799.21
Total	133.7484	$140,555

6. Subsequent Event

We have evaluated subsequent events through the filing date on this Form 10-Q and determined the following subsequent event that requires recognition in the notes. On October 14, 2014, in connection with the acquisition of the Purchased Interests from Arbol, the Partnership entered into a Credit Agreement and a related Promissory Note with Texas Capital Bank, N.A. (“Lender”). The Credit Agreement provides for a secured revolving commitment of up to the borrowing base under the Credit Agreement (the “Borrowing Base”), subject to the terms and limitations described below. The Borrowing Base is determined at the sole discretion of the Lender in accordance with its customary practices and standards and shall never exceed $100.0 million. At October 14, 2014, the Borrowing Base was equal to $4.0 million. The Borrowing Base is reduced monthly by $50,000, unless otherwise re-determined by the Lender in accordance with the Credit Agreement. The Borrowing Base is subject to semi-annual redetermination by the Lender. The commitment under the Credit Agreement terminates, and the Promissory Note matures, on October 14, 2017. Any unpaid principal and interest becomes due and payable on that date.

Outstanding borrowings under the Credit Agreement accrue interest at the lessor of (i) a base rate plus 2.0% or (ii) the highest lawful interest rate permitted in the State of Texas. The base rate is equal to the greater of (a) the U.S. prime rate as published in the Wall Street Journal’s “Money Rates” table or (b) 3.0%. The Partnership will incur quarterly loan commitment fees under the Credit Agreement at a rate of 0.5% per annum on the unused Borrowing Base.

On October 14, 2014 the Partnership paid the Lender a facility fee of $40,000 and is obligated to further pay, upon each determination of an increase in the borrowing base, a facility fee in the amount of one percent (1.00%) of the amount by which the Borrowing Base is increased over the $4,000,000 in effect on October 14, 2014. Borrowings under the Credit Agreement are secured by the assets of the Partnership and mortgages on properties valued at no less than 90% of the discounted value of the Partnership’s oil and gas properties used in determining the Borrowing Base.

The Credit Agreement contains various covenants, including among others:

•                  restrictions on liens;

•                  restriction on incurring other indebtedness without the lenders’ consent;

•                  restrictions on distributions and other restricted payments;

•                  maintenance of a current ratio as of the end of each fiscal quarter of not less than 1.0 to 1.0, as adjusted; and

•                  maintenance of an interest coverage ratio of cash flow to fixed charges as of the end of each fiscal quarter, to be at least 3.0 to 1.0.

All outstanding amounts owed under the Credit Agreement become due and payable upon the occurrence of certain usual and customary events of default, including among others;

•                  failure to make payments under the Credit Agreement

•                  non-performance of covenants and obligations beyond any applicable grace period; and

•                  the occurrence of a “Change in Control” (as defined in the Credit Agreement).

In connection with the acquisition of the Purchased Interests from Arbol on October 14, 2014, the Partnership borrowed $2.0 million under the Credit Agreement.

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

Overview

Reef Oil & Gas Drilling and Income Fund, L.P. is a Texas limited partnership formed to drill and own interests in oil and gas properties located in the United States with a primary focus on the Bakken area in North Dakota and the Eagle Ford Shale area in Texas. The primary purpose of the Partnership is to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide the tax benefits that are available to those that drill for and produce crude oil and natural gas. The majority of the Partnership’s capital derived from the offering has been or will be used for lease and property acquisition costs, intangible drilling and development costs, and well completion costs.

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

The Partnership expects seven additional wells to be drilled on the Riverside Property. Drilling operations on the Riverside Property were originally expected to begin during 2014. The well operator has obtained the required drilling permits from the State of North Dakota. However, the drilling unit contains Federal leases, and the operator has not received Federal approval. The delay is the result of recent proposed Federal rules which would place two species of butterfly on the endangered species list and designate approximately 39,000 acres of grassland, including some of the acreage on the Riverside Property, as a butterfly habitat. The operator is currently unable to estimate when or if the proposed Federal rules will be implemented, and when drilling might occur. The Partnership has an oil and gas lease with a ten year term which it purchased in 2013.

The Partnership expects to operate solely in the United States. The Partnership did not make any property acquisitions during the first nine months of 2014, however, the Partnership completed an acquisition of certain oil and gas working interests (the Purchased Interests) in LaSalle and Frio Counties, Texas from Arbol during October 2014 as described in Note 2 and Note 6 of the Unaudited Condensed Financial Statements included with this Form 10-Q filing. The Purchased Interests include working interests in 67 producing oil and gas wells, five wells that have been drilled or are being drilled, but have not yet been completed, and an estimated 108 drilling locations on which wells may be drilled in the future, each of which are located in the Eagle Ford Shale.

The Partnership plans to continue its offering period through June 2015.  The actual number, identity, and percentage of working interest in leases and wells to be acquired by the Partnership in the future will depend upon the amount of capital raised by the Partnership.

Originally, the Partnership did not anticipate a need to borrow funds during the period of time it was raising and expending the initial capital raised by the Partnership. However, in order to close the Purchase Agreement entered into with Arbol, the Partnership was required to borrow funds due to the purchase price exceeding the Partnership’s current cash on hand as of the October 14, 2014 closing date. The Partnership anticipates maintaining the current Credit Agreement in case additional purchase opportunities present themselves for which the Partnership does not have sufficient cash on hand at closing. However, in accordance with the Partnership Agreement, in no case will the Partnership allow total borrowings to exceed 25% of the aggregate capital contributions to the Partnership without investor partner approval.

Crude oil and natural gas revenues from successful wells, net of operating, general and administrative, debt service and other costs are expected to be distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to acquire additional properties and conduct drilling operations on those properties, or to conduct drilling operations for the purpose of further developing existing Partnership properties. Upon the termination of the Partnership offering period, Reef estimates that it will take up to an additional twenty-four months until all Partnership capital raised is expended or committed to projects.

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

The Partnership does not operate in any other industry segment. The Partnership’s Partnership Agreement allows borrowings from banks, Reef, or any Reef affiliate of up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Loans made available by Reef or its affiliates will not earn interest in excess of the current rate charged by independent third parties. In no case will the Partnership borrow funds unless the lender agrees that it will have no recourse against the individual investor partners.  As a result of the Partnership borrowing funds in order to close the Purchase Agreement transaction with Arbol, beginning with the fourth quarter of 2014, the Partnership will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions.

The Partnership is permitted to engage, but is currently not engaged in, commodity futures trading or hedging activities, and therefore is subject to commodity price risk.

Liquidity and Capital Resources

The Partnership is funded with capital contributions from investor partners and the managing general partner. The managing general partner will purchase a minimum of 5% of total partnership units and in addition, contribute an amount equal to 1% of the net capital of the Partnership after payment of all organization and offering costs. At September 30, 2014, cumulative capital contributions totaled $13,389,366. The Partnership raised $12,706,100 from the sale of 80.2010 units of general partner interest and 46.8600 units of limited partner interest to investor partners. Reef contributed $568,431 in connection with its obligation to purchase 6.6874 units of general partner interest (5%) and contributed $114,835 in connection with its obligation to contribute 1% of total net capital contributions to the Partnership after payment of all organization and offering costs. Offering costs totaling $1,855,915 were netted from capital contributions, leaving net capital contributions of $11,533,451. Organization costs of $50,000 were expensed leaving $11,483,451 available for Partnership activities. The Partnership was formed on September 6, 2012, but did not raise any capital from investors or conduct any business until September 16, 2013, the date of the Partnership’s prospectus. Partnership units are expected to be offered for sale through June 30, 2015.

The Partnership had working capital of $10,824,422 at September 30, 2014, which will be used primarily for the acquisition of undeveloped leases and for producing properties which are believed to have additional developmental drilling opportunities.

Net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, debt service and other costs is expected to be distributed to investors. The Partnership currently holds working interests in six wells drilled on its Archer property that began production operations during April 2014. The Partnership received the initial cumulative oil and gas sales revenues from these six Archer Property wells from the operator in November 2014, and expects distributions to investor partners to begin in November 2014. The Partnership also expects to receive oil and gas sales revenues from the producing Arbol Property wells prior to year end, and will begin distribution of those funds in the month following their receipt.

Until the offering is terminated and the Partnership expends all of the capital raised during the offering, it is not known whether additional borrowings will be required for additional acquisitions or developmental activities. Should the Partnership require additional funds for investment, those funds may come from current net cash flows that would otherwise be distributed to the partners, from the sale of Partnership properties, or from borrowings. The Partnership Agreement prohibits the imposition of additional assessments to the investor partners.

Results of Operations

The following is a discussion of the results of operations for the three and nine month periods ended September 30, 2014. There is no comparable data for the period ended September 30, 2013. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated on a BOE basis. The six wells on the Archer Property began production operations during late April 2014. The wells also produced and sold crude oil and natural gas during the testing phase of the wells in January and February 2014.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Sales volumes:
Crude oil (Bbls)	2,458	4,547
Natural gas (Mcf)	1,676	2,922

Average sales prices received:
Crude oil (Bbls)	$92.46	$93.31
Natural gas (Mcf)	$5.20	$6.00

The estimated net proved crude oil and natural gas reserves as of September 30, 2014 are summarized below. The Partnership had no proved reserves at September 30, 2013. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to be recoverable commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2014	47,187	48,221

Three months ended September 30, 2014

The Partnership had net income of $111,048 for the three month period ended September 30, 2014 attributable primarily to revenues generated by the six Archer Property wells during the three month period ended September 30, 2014, which exceeded operating and general and administrative costs.

The Partnership had sales revenues of $235,991 for the three month period ended September 30, 2014. These revenues are associated with production from the six Archer Property wells, which began production operations in late April 2014.

General and administrative costs for the three month period ended September 30, 2014 totaled $34,736. Approximately $11,000 of these costs were professional services costs for the quarterly review of the Partnership’s financial statements and for services related to XBRL mapping and filing of reports with the SEC. The remaining costs represent other general and administrative expenses, primarily legal costs and administrative overhead. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to various partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged by RELP to the Partnership totaled $16,630 for the three month period ended September 30, 2014.

Nine months ended September 30, 2014

The Partnership had net income of $140,555 for the nine month period ended September 30, 2014 attributable primarily to revenues generated by the six Archer Property wells during the nine month period ended September 30, 2014 which exceeded operating and general and administrative costs.

The Partnership had sales revenues of $441,839 for the nine month period ended September 30, 2014. Approximately 6.9% of these revenues are associated with the testing phase of the six Archer Property wells which occurred in late January and early February 2014. The remaining approximately 93.1% of sales revenues are associated with actual production operations which began in late April 2014.

General and administrative costs for the nine month period ended September 30, 2014 totaled $135,372. Approximately $45,000 of these costs were professional services costs for the annual audit and quarterly reviews of the Partnership’s financial statements and for services related to XBRL mapping and filing of reports with the SEC.  The remaining costs represent other general and administrative expenses, primarily legal costs and administrative overhead. Legal fees totaled approximately $11,000 for the nine month period ended September 30, 2014 which related to reporting requirements for the quarterly reviews and annual audits. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to various partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged by RELP to the Partnership totaled $31,363 for the nine month period ended September 30, 2014.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

As of September 30, 2014, the Partnership has raised $8,020,100 from the sale of 80.2010 units of general partner interest and $4,686,000 from the sale of 46.8600 units of limited partner interest to investor partners. Reef has purchased 6.6874 units of general partner interest for $568,431 as a result of its obligation to purchase a minimum of 5% of total Partnership units. In addition, Reef has contributed $114,835 as a result of its obligation to contribute 1% of the net capital of the Partnership after payment of all organization and offering costs. Total offering proceeds as of September 30, 2014 were $13,389,366.

All units except those purchased by Reef pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. As of September 30, 2014, organization and offering costs totaling $1,905,915 had been paid or accrued to Reef, the Partnership’s managing general partner, leaving $11,483,451 available for Partnership activities.

As of September 30, 2014, the Partnership had expended $873,040 on the acquisition and development of two oil and gas leases, referred to herein as the Archer Property and the Riverside Property. Partnership working capital totaled $10,824,422 at September 30, 2014.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

10.1

Purchase and Sale Agreement, dated as of September 18, 2014, between Reef Oil & Gas Drilling and Income Fund, L.P. and Arbol Resources, Inc.(incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K filed with the SEC on September 24, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS DRILLING AND INCOME FUND, L.P.

	By:	Reef Oil & Gas Partners, L.P.
its Managing Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 14, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Oil & Gas Partners, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1

Purchase and Sale Agreement, dated as of September 18, 2014, between Reef Oil & Gas Drilling and Income Fund, L.P. and Arbol Resources, Inc.(incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K filed with the SEC on September 24, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*   Filed herewith

** Furnished herewith